Form 10-Q
period 1996-03-31
ALLERGAN LIGAND RETINOID THERAPEUTICS INC
filed 1996-05-07
CIK 934592

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

- - -------------------------------------------------------------------------------
(Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.........................

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

- - -------------------------------------------------------------------------------

                             COMMISSION FILE NUMBER
                                     0-25970

                  ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

A DELAWARE CORPORATION                              IRS EMPLOYER IDENTIFICATION
                                                             33-0642614

                  2525 DUPONT DRIVE, IRVINE, CALIFORNIA 92715

                         TELEPHONE NUMBER 714/246-4500

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1)   X  yes         no
      -----       -----
  (2)   X  yes         no
      -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 3, 1996 there were 3,250,000 shares of callable common stock outstanding, and 200 shares of special common stock outstanding.

                   ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

                          Statement of Operations -                          3
                          Quarter Ended March 31, 1996

                          Condensed Balance Sheets at March 31, 1996         4
                            and December 31, 1995

                          Statement of Cash Flows -                          5
                          Quarter Ended March 31, 1996

                          Notes to Financial Statements                      6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                   7-8

PART II - OTHER INFORMATION

    ITEM 6                                                                   9

Signature                                                                   10

PART I - FINANCIAL INFORMATION

                   Allergan Ligand Retinoid Therapeutics, Inc.

                             Statement of Operations
                    (In thousands, except per share amounts)

                                                                  Quarter ended
                                                                    March 31,
                                                                       1996
                                                                  -------------
Revenues:

Interest income                                                       $   955

Costs and expenses:
       Research and development                                         5,878
       General and administrative expenses                                353
                                                                      -------
           Total costs and expenses                                     6,231
                                                                      -------
Net loss                                                              $(5,276)
                                                                      =======
Net loss per callable common share                                    $ (1.62)
                                                                      =======

Weighted average callable common
    shares outstanding                                                  3,250

See accompanying notes.

                   Allergan Ligand Retinoid Therapeutics, Inc.

                            Condensed Balance Sheets
                        (In thousands, except share data)

                                                       March 31,     December 31,
                                                         1996           1995
                                                       ---------     ------------
                                  ASSETS

Cash and cash equivalents                               $ 54,062       $ 79,793
Marketable securities                                     20,459             --
Other assets                                                 503            335
                                                        --------       --------

                                                        $ 75,024       $ 80,128
                                                        ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Payable to Allergan, Inc. and Ligand
      Pharmaceuticals Incorporated                      $  3,580       $  2,886
    Accounts payable and accrued liabilities                 408            766
                                                        --------       --------

          Total current liabilities                        3,988          3,652


Stockholders' equity:
    Callable Common stock, $.001 par value;
      3,250,000 shares authorized, issued
      and outstanding                                          3              3
    Additional paid-in capital                            94,256         94,256
    Accumulated deficit                                  (23,059)       (17,783)
    Unrealized holding loss on
      marketable securities                                 (164)            --
                                                        --------       --------

          Total stockholders' equity                      71,036         76,476
                                                        --------       --------

                                                        $ 75,024       $ 80,128
                                                        ========       ========

See accompanying notes.

                   Allergan Ligand Retinoid Therapeutics, Inc.

                             Statement of Cash Flows
                                 (In thousands)

                                                                   Quarter
                                                                ended March 31,
                                                                     1996
                                                                ---------------
OPERATING ACTIVITIES:
    Net loss                                                       $ (5,276)
    Changes in operating assets and liabilities:
        Other assets                                                   (168)
        Payable to Allergan, Inc. and Ligand
          Pharmaceuticals Incorporated                                  694
        Accounts payable and accrued liabilities                       (358)
                                                                   --------

        Net cash used in operating activities                        (5,108)

INVESTING ACTIVITIES:

    Purchase of marketable securities                               (20,623)
                                                                   --------
                                                                                                               -
Net decrease in cash and equivalents                                (25,731)

Cash and equivalents at beginning of period                          79,793
                                                                   --------

Cash and equivalents at end of period                              $ 54,062
                                                                   ========

See accompanying notes.

Allergan Ligand Retinoid Therapeutics, Inc.

Notes to Financial Statements


1. Allergan Ligand Retinoid Therapeutics, Inc. (the Company) was incorporated in Delaware in 1994 and commenced operations on June 3, 1995 to continue the efforts of the Allergan Ligand Joint Venture (Joint Venture), established by Allergan, Inc. (Allergan) and Ligand Pharmaceuticals Incorporated (Ligand) in June 1992, to discover, develop and commercialize drugs based on retinoids.

On June 3, 1995, the Company and Ligand completed a public offering (the Offering) of 3.25 million units, each unit consisting of one share of the Company's callable common stock (Callable Common Stock) and two warrants, each to purchase one share of Ligand common stock. The Offering raised net proceeds for the Company of $26.8 million. At the completion of the Offering, Ligand contributed $17.5 million in cash, as well as warrants in exchange for (i) a right to acquire all of the Callable Common Stock at specified future dates and amounts and (ii) a right to acquire all rights to the 1057 product, jointly with Allergan, currently under development by the Company. At the same time, Allergan contributed $50.0 million in cash to the Company in exchange for (i) the right to acquire one-half of technologies and other assets in the event Ligand exercises its right to acquire all of the Callable Common Stock, (ii) a similar right to acquire all of the Callable Common Stock if Ligand does not exercise its right and (iii) a right to acquire all rights to the 1057 product, jointly with Ligand.

2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Net loss per callable common share is computed by dividing the net loss by the number of callable common shares outstanding, which was 3,250,000 at all times during the quarter.

3. The Company invests its excess cash in money market funds and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities in order to maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income.

                   ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996

Allergan Ligand Retinoid Therapeutics, Inc. (ALRT) commenced operations in June 1995 and received net proceeds of approximately $26.8 million upon issuance of
3.25 million Units, each of which consists of one share of Callable Common Stock and two Warrants, each to purchase one share of Ligand Pharmaceuticals Incorporated (Ligand) common stock. At that time, ALRT also received cash contributions of $50.0 million from Allergan, Inc. (Allergan) and $17.5 million from Ligand (the Contributions). ALRT is utilizing substantially all of the net proceeds of the Offering and the Contributions to continue the research and development of potential retinoid compounds.

The shares of Callable Common Stock are subject to the Stock Purchase Option, pursuant to which Ligand, and in the event not exercised by Ligand, Allergan, has an irrevocable option to purchase all, but not less than all, of the Callable Common Stock outstanding at the time such option is exercised at stated exercise prices from June 3, 1997 until the expiration of the Stock Purchase Option on the earlier of June 3, 2000 or a limited period of time after a major agreement among ALRT, Ligand and Allergan is terminated due to an event of default. Ligand and Allergan also have the option, which must be exercised together, to acquire assets related to the development of ALRT 1057.

RESULTS OF OPERATIONS

The Company incurred a net loss of $5.4 million in the quarter ended March 31, 1996. Interest income for the first quarter of 1996 was $1.0 million as a result of investment of the remaining unexpended cash held by ALRT from the completion of the Offering in June 1995. Interest income will decrease in future periods as funds are used in performance of research and development activities, subject to general interest rate trends.

Research and development expenses in the first quarter of 1996 were $5.9 million. Research and development activities were performed primarily by Ligand and Allergan under contracts with ALRT since June 1995. Research and development expenses are anticipated to increase in 1996 in comparison with total expenses incurred in 1995 due to the anticipated acceleration of development activities.

General and administrative expenses in the first quarter of 1996 were $0.3 million.

The Company's activities will be limited to conducting research and development under the agreements with Ligand and Allergan. The Company does not expect to generate any revenues other than interest income during subsequent periods. Consequently, it expects to continue to incur net losses in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, ALRT had cash and cash equivalents of $54.1 million and marketable securities of $20.4 million. Although ALRT believes that the proceeds of the June 1995 Offering together with the Contributions will be sufficient to enable it to continue development of a limited number of

Allergan Ligand Retinoid Therapeutics, Inc.

products in accordance with the Development Agreement among ALRT, Ligand and Allergan, and to commercialize formulations of ALRT 1057, if it proves safe and efficacious, there can be no assurance that this will be the case. Until the expiration of the Stock Purchase Option, ALRT is significantly restricted from raising additional funds without Allergan's and Ligand's consent and there can be no assurance that ALRT will have sufficient funds to successfully develop any retinoid products (Products). While Allergan and Ligand may, at their option, provide funds for further development of the Products, they are not obligated to do so. Such funds will be advanced to ALRT, if at all, at the option of Allergan and Ligand and the decision to make such advances must be a joint decision. As a result, ALRT does not anticipate any future cash inflows other than earnings on unexpended cash balances. Substantial funding will be necessary to complete the development of and to commercialize the Products.

If the Stock Purchase Option is not exercised, ALRT would have to raise substantial funding from third parties through the sale of securities or the licensing of Product or technology rights. There can be no assurance that such funds will be available or, if available, will be on commercially reasonable terms.

In addition, until the termination of the Stock Purchase Option, ALRT is not able to issue additional capital stock, borrow more than $1 million in the aggregate, declare or pay dividends or make other distributions to stockholders, merge, consolidate or reorganize or liquidate or sell all or substantially all of its assets without the prior written approval of Allergan and Ligand.

If ALRT does not use the available funds as provided in the Development Agreement or otherwise breaches any of its material obligations under any of the major agreements among ALRT, Ligand and Allergan, Allergan and Ligand may have the right to terminate the technology license agreement among ALRT, Ligand and Allergan, and thereby reacquire rights to all technology licensed to ALRT thereunder, including improvements made to such technology using funds provided by ALRT. In the event of such a termination by Allergan and Ligand, ALRT will not receive any royalty or other compensation and it is unlikely that Ligand or Allergan would exercise either the 1057 Purchase Option or the Stock Purchase Option.

During the first quarter of 1996, ALRT invested its excess cash in money market funds and debt instruments of financial institutions and corporations with strong credit ratings. ALRT has established guidelines relative to diversification and maturities designed to maintain safety and liquidity. The guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The net proceeds from the Offering, combined with income on unexpended cash balances, are anticipated to provide funding for research and development and related administrative activities through the middle of the year 2000.

The Company does not currently maintain any line of credit agreements. The Company believes the impact of inflation on its business activities has not been significant to date.

Allergan Ligand Retinoid Therapeutics, Inc.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        - Exhibits
            (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit 27 - Financial Data Schedule

        - Reports on Form 8-K.  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date:  May 6, 1996              ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.
         --------------------

                                  /s/ Dwight J. Yoder
                                  -----------------------
                                  Dwight J. Yoder
                                  Chief Financial Officer