Form 10-Q
period 1996-06-30
ALLERGAN LIGAND RETINOID THERAPEUTICS INC
filed 1996-08-08
CIK 934592

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


- -------------------------------------------------------------------------------
 (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1996.........................

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

- -------------------------------------------------------------------------------

                             COMMISSION FILE NUMBER
                                    0-25970

                  ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

 A DELAWARE CORPORATION                     IRS EMPLOYER IDENTIFICATION
                                                    33-0642614


                  2525 DUPONT DRIVE, IRVINE, CALIFORNIA  92612

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

 (1)   X   yes          no
    ------        ------
 (2)   X   yes          no
    ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of July 31, 1996 there were 3,250,000 shares of callable common stock outstanding, and 200 shares of special common stock outstanding.

                  ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996


                                     INDEX



                                                                         Page
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

          Statement of Operations -                                       3
          Three and Six Months ended June 30, 1996
            and Period ended June 30, 1995

          Condensed Balance Sheets at June 30, 1996                       4
            and December 31, 1995

          Statement of Cash Flows -                                       5
          Six Months ended June 30, 1996
            and Period Ended June 30, 1995

          Notes to Financial Statements                                   6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        7-9

PART II - OTHER INFORMATION

    ITEM 6                                                               10

Signature                                                                11

 PART I - FINANCIAL INFORMATION

                  Allergan Ligand Retinoid Therapeutics, Inc.

                            Statement of Operations
                    (In thousands, except per share amounts)


                                                                Three Months               Six Months             Period
                                                                    ended                    ended                ended
                                                                  June 30,                  June 30,             June 30,
                                                                    1996                      1996                 1995
                                                                    ----                      ----                 ----
Revenues:

Interest income                                                    $ 1,133                 $  2,088               $   403

Costs and expenses:
      Research and development                                       6,832                   12,710                 8,079
      General and administrative
        expenses                                                       435                      788                   335
                                                                   -------                 --------               -------
           Total costs and expenses                                  7,267                   13,498                 8,414
                                                                   -------                 --------               -------

Net loss                                                           $(6,134)                $(11,410)              $(8,011)
                                                                   =======                 ========               =======


Net loss per callable common share                                 $ (1.89)                $ (3 .51)              $ (2.46)
                                                                   =======                 ========               =======
Weighted average callable common
   shares outstanding                                                3,250                    3,250                 3,250





See accompanying notes.

                  Allergan Ligand Retinoid Therapeutics, Inc.

                            Condensed Balance Sheets
                       (In thousands, except share data)



                                                                    June 30,               December 31,
                                                                      1996                     1995
                                                                      ----                     ----
                                     ASSETS

Cash and cash equivalents                                            $42,600                $79,793
Marketable securities                                                 23,766                     --
Other assets                                                           1,105                    335
                                                                     -------                -------

                                                                     $67,471                $80,128
                                                                     =======                =======



                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Payable to Allergan, Inc. and Ligand
          Pharmaceuticals Incorporated                               $ 2,470                $ 2,886
        Accounts payable and accrued liabilities                         233                    766
                                                                     -------                -------
                Total current liabilities                              2,703                  3,652

 Stockholders' equity:
        Callable Common stock, $.001 par value;
          3,250,000 shares authorized, issued
          and outstanding                                                  3                      3
        Additional paid-in capital                                    94,256                 94,256
        Accumulated deficit                                          (29,193)               (17,783)
        Unrealized holding loss on
          marketable securities                                         (298)                    --
                                                                     -------                -------

                Total stockholders' equity                            64,768                 76,476
                                                                     -------                -------
                                                                     $67,471                $80,128
                                                                     =======                =======






See accompanying notes.

                  Allergan Ligand Retinoid Therapeutics, Inc.

                            Statement of Cash Flows
                                 (In thousands)



                                                                     Six Months                 Period
                                                                   ended June 30,            ended June 30,
                                                                   --------------            --------------
                                                                        1996                      1995
                                                                        ----                      ----
 OPERATING ACTIVITIES:
        Net loss                                                      $(6,134)                $(8,011)
        Changes in operating assets
          and liabilities:
                Other assets                                             (602)                   (349)
                Payable to Allergan, Inc. and Ligand
                  Pharmaceuticals Incorporated                         (1,110)                  3,511
                Accounts payable and
                  accrued liabilities                                    (175)                  4,162
                                                                      -------                 -------
                Net cash used in
                  operating activities                                 (8,021)                   (687)

INVESTING ACTIVITIES:

        Purchase of marketable securities                              (3,441)                     --
        Net proceeds from offering of units                                --                  27,508
        Contribution from Allergan, Inc.                                   --                  50,000
        Contribution from Ligand
          Pharmaceuticals Incorporated                                     --                  17,500
                                                                      -------                 -------
                                                                       (3,441)                 95,008
                                                                      -------                  ------
Net decrease in cash and equivalents                                  (11,462)                 94,321

Cash and equivalents at beginning of period                            54,062                      --
                                                                      -------                 -------

Cash and equivalents at end of period                                 $42,600                 $94,321
                                                                      =======                 =======





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

2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Net loss per callable common share is computed by dividing the net loss by the number of callable common shares outstanding, which was 3,250,000 at all times during the quarter.

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

                  ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996

Allergan Ligand Retinoid Therapeutics, Inc. (ALRT) commenced operations in June 1995 and received net proceeds of approximately $26.8 million upon issuance of
3.25 million Units (the Offering), each of which consists of one share of Callable Common Stock and two Warrants, each to purchase one share of Ligand Pharmaceuticals Incorporated (Ligand) common stock. At that time, ALRT also received cash contributions of $50.0 million from Allergan, Inc. (Allergan) and $17.5 million from Ligand (the Contributions). ALRT is utilizing substantially all of the net proceeds of the Offering and the Contributions to continue the research and development of potential retinoid compounds.

The shares of Callable Common Stock are subject to a stock purchase option (the Stock Purchase Option), pursuant to which Ligand, and in the event not exercised by Ligand, Allergan, has an irrevocable option to purchase all, but not less than all, of the Callable Common Stock outstanding at the time such option is exercised at stated exercise prices from June 3, 1997 until the expiration of the Stock Purchase Option on the earlier of June 3, 2000 or a limited period of time after a major agreement among ALRT, Ligand and Allergan is terminated due to an event of default. Ligand and Allergan also have the option, which must be exercised together, to acquire assets related to the development of ALRT1057.

RESULTS OF OPERATIONS

The Company incurred a net loss of $6.1 million for the quarter and $11.4 million for the six months ended June 30, 1996. Interest income was $1.1 million for the second quarter and $2.1 million for the six months ended June 30, 1996 as a result of investment of the remaining unexpended cash held by ALRT. Interest income of $0.4 million for the period ended June 30, 1995 was earned on cash held during the period from completion of the offering on June 3, 1995. Interest income will decrease in future periods as funds are used in performance of research and development activities, subject to general interest rate trends.

Research and development expenses were $6.8 million in the second quarter and $12.7 million for the six months ended June 30, 1996. Such expenses were $8.1 million for the period ended June 30, 1995. Expenses in 1995 include research and development costs incurred from January 1 to June 3 by a joint venture operated by Allergan and Ligand which were reimbursed by ALRT following completion of the Offering. Research and development activities were performed primarily by Ligand and Allergan under contracts with ALRT since June 1995. Research and development expenses in 1996 are anticipated to exceed comparable expenses incurred in 1995 due to the anticipated acceleration of development activities.

General and administrative expenses were $0.4 million in the second quarter of 1996 and $0.8 million for the six months ended June 30, 1996. In 1995, general and administrative expenses were $0.3 million for the period ended June 30, 1995, and related primarily to the period from completion of the Offering on June 3, 1995.

Allergan Ligand Retinoid Therapeutics, Inc.

The Company's activities will be limited to conducting research and development under the agreements with Ligand and Allergan. The Company does not expect to generate any revenues other than interest income during subsequent periods. Consequently, it expects to continue to incur net losses in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, ALRT had cash and cash equivalents of $42.6 million and marketable securities of $23.8 million. Although ALRT believes that the proceeds of the Offering together with the Contributions will be sufficient to enable it to continue development of a limited number of products in accordance with the Development Agreement among ALRT, Ligand and Allergan, and to commercialize formulations of ALRT1057, if it proves safe and efficacious, there can be no assurance that this will be the case. Until the expiration of the Stock Purchase Option, ALRT is significantly restricted from raising additional funds without Allergan's and Ligand's consent and there can be no assurance that ALRT will have sufficient funds to successfully develop any retinoid products (Products). While Allergan and Ligand may, at their option, provide funds for further development of the Products, they are not obligated to do so. Such funds will be advanced to ALRT, if at all, at the option of Allergan and Ligand and the decision to make such advances must be a joint decision. As a result, ALRT does not anticipate any future cash inflows other than earnings on unexpended cash balances. Substantial funding will be necessary to complete the development of and to commercialize the Products.

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

Allergan Ligand Retinoid Therapeutics, Inc.

During the second quarter of 1996, ALRT invested its excess cash in money market funds and debt instruments of financial institutions and corporations with strong credit ratings. ALRT has established guidelines relative to diversification and maturities designed to maintain safety and liquidity. The guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The net proceeds from the Offering, combined with the Contributions and income on unexpended cash balances, are anticipated to provide funding for research and development and related administrative activities through the middle of the year 2000.

The Company does not currently maintain any line of credit agreements. The Company believes the impact of inflation on its business activities has not been significant to date.

This discussion may contain certain forward-looking statements. Actual results could differ materially from those currently anticipated due to a number of factors, including: (i) the Company's ability to commercialize and market its products will be subject to the regulatory approval of government authorities in the United States and elsewhere; such regulatory approval cannot be assured;
(ii) the Company's products are in an early stage of development and will require extensive and time consuming clinical testing prior to commercialization; (iii) the Company competes against a number of companies with superior resources; (iv) the Company has announced certain interim clinical trial results; there can be no assurance that the final results obtained from any such trial will be substantially the same as such interim results, or that such final results will support the regulatory filings necessary for commercial sale.

Allergan Ligand Retinoid Therapeutics, Inc.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     - Exhibits
         (numbered in accordance with Item 601 of Regulation S-K)

       Exhibit 27 Financial Data Schedule

     - Reports on Form 8-K.  None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  August 7, 1996          ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.



                                 /s/ Dwight J. Yoder
                                 ----------------------------------------
                                 Dwight J. Yoder
                                 Chief Financial Officer