Form 10-Q
period 1996-09-30
ALLERGAN LIGAND RETINOID THERAPEUTICS INC
filed 1996-11-01
CIK 934592

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


______________________________________________________________________________

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996


                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  ____________________________________________________________________________


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

As of October 31, 1996 there were 3,250,000 shares of callable common stock outstanding, and 200 shares of special common stock outstanding.

                  ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

             Statement of Operations -
             Three and Nine Months ended September 30, 1996
               and Three Months and Period ended
               September 30, 1995                                             3

             Condensed Balance Sheets at September 30, 1996
               and December 31, 1995                                          4

             Statement of Cash Flows -
             Nine Months ended September 30, 1996
               and Period ended September 30, 1995                            5

             Notes to Financial Statements                                    6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                         7-9

PART II - OTHER INFORMATION

    ITEM 6                                                                   10

Signature                                                                    11

 PART I - FINANCIAL INFORMATION

                  Allergan Ligand Retinoid Therapeutics, Inc.

                            Statement of Operations
                    (In thousands, except per share amounts)



                                                     Three Months
                                                         ended                   Nine Months            Period
                                                     September 30,                  ended               ended
                                                 ---------------------          September 30,        September 30,
                                                 1996            1995                1996                1995
                                                 ----            ----                ----                ----
Revenues:

Interest income                                  $   926         $ 1,274           $  3,014            $  1,677

Costs and expenses:
      Research and development                     9,379           5,436             22,089              13,516
      General and administrative
        expenses                                     404             369              1,192                 703
                                                 -------         -------           --------            --------
        Total costs and expenses                   9,783           5,805             23,281              14,219
                                                 -------         -------           --------            --------

Net loss                                         $(8,857)        $(4,531)          $(20,267)           $(12,542)
                                                 =======         =======           ========            ========

Net loss per callable
  common share                                   $ (2.73)        $ (1.39)          $  (6.24)           $  (3.86)
                                                 =======         =======           ========            ========
Weighted average callable
   common shares outstanding                       3,250           3,250              3,250               3,250





See accompanying notes.

                  Allergan Ligand Retinoid Therapeutics, Inc.

                            Condensed Balance Sheets
                       (In thousands, except share data)



                                                        September 30,            December 31,
                                                            1996                     1995
                                                            ----                     ----
                                      ASSETS

Cash and cash equivalents                                 $ 38,953                 $ 79,793
Marketable securities                                       20,351                       --
Other assets                                                   882                      335
                                                          --------                 --------

                                                          $ 60,186                 $ 80,128
                                                          ========                 ========



                         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Payable to Allergan, Inc. and Ligand
          Pharmaceuticals Incorporated                    $  3,987                 $  2,886
        Accounts payable and accrued liabilities               203                      766
                                                          --------                 --------

                Total current liabilities                    4,190                    3,652



 Stockholders' equity:
        Callable Common stock, $.001 par value;
          3,250,000 shares authorized, issued
          and outstanding                                        3                        3
        Additional paid-in capital                          94,256                   94,256
        Accumulated deficit                                (38,050)                 (17,783)
        Unrealized holding loss on
          marketable securities                               (213)                      --
                                                          --------                 --------

                Total stockholders' equity                  55,996                   76,476
                                                          --------                 --------

                                                          $ 60,186                 $ 80,128
                                                          ========                 ========


See accompanying notes.

                  Allergan Ligand Retinoid Therapeutics, Inc.

                            Statement of Cash Flows
                                 (In thousands)



                                                                   Nine Months               Period
                                                                      ended                   ended
                                                                  September 30,           September 30,
                                                                      1996                    1995
                                                                      ----                    ----
 OPERATING ACTIVITIES:
        Net loss                                                    $(20,267)               $(12,542)
        Changes in operating assets
          and liabilities:
                Other assets                                            (547)                   (438)
                Payable to Allergan, Inc. and
                  Ligand Pharmaceuticals
                  Incorporated                                         1,101                   3,774
                Accounts payable and
                  accrued liabilities                                   (563)                    814
                                                                    --------                --------
                Net cash used in
                  operating activities                               (20,276)                 (8,392)


INVESTING ACTIVITIES:

        Purchase of marketable securities                            (20,564)                     --
        Net proceeds from offering of units                               --                  27,245
        Contribution from Allergan, Inc.                                  --                  50,000
        Contribution from Ligand
          Pharmaceuticals Incorporated                                    --                  17,500
                                                                    --------                --------
        Net cash provided by (used in)
          investing activities                                       (20,564)                 94,745
                                                                    --------                --------
Net increase (decrease) in cash
  and cash equivalents                                               (40,840)                 86,353

Cash and cash equivalents at beginning
  of period                                                           79,793                      --
                                                                    --------                --------
Cash and cash equivalents at end
  of period                                                         $ 38,953                $ 86,353
                                                                    ========                ========





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

2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Net loss per callable common share is computed by dividing the net loss by the number of callable common shares outstanding, which was 3,250,000 at all times during the quarter.

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

                  ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

The shares of Callable Common Stock are subject to a stock purchase option (the Stock Purchase Option), pursuant to which Ligand, and in the event not exercised by Ligand, Allergan, has an irrevocable option to purchase all, but not less than all, of the Callable Common Stock outstanding at the time such option is exercised at stated exercise prices from June 3, 1997 until the expiration of the Stock Purchase Option on the earlier of June 3, 2000 or a limited period of time after a major agreement among ALRT, Ligand and Allergan is terminated due to an event of default. Ligand and Allergan also have the option, which must be exercised together, to acquire assets related to the development of the 1057 product.

RESULTS OF OPERATIONS
---------------------

The Company incurred a net loss of $8.9 million for the quarter and $20.3 million for the nine months ended September 30, 1996. Interest income was $0.9 million for the third quarter and $3.0 million for the nine months ended September 30, 1996 as a result of investment of the remaining unexpended cash held by ALRT. Interest income was $1.3 million for the third quarter of 1995. Interest income of $1.7 million for the period ended September 30, 1995 was earned on cash held during the period from completion of the offering on June 3, 1995. The decrease in interest income in the third quarter of 1996 compared to 1995 is the result of the decrease in unexpended funds as ALRT funds its operating activities. Interest income will continue to decrease in future periods as funds are used in performance of research and development activities, subject to general interest rate trends.

Research and development expenses were $9.4 million in the third quarter and $22.1 million for the nine months ended September 30, 1996. Such expenses were $5.4 million for the quarter and $13.5 million for the period ended September 30, 1995. Expenses in 1995 include research and development costs incurred from January 1 to June 3 by a joint venture operated by Allergan and Ligand which were reimbursed by ALRT following completion of the Offering. Research and development activities have been performed primarily by Ligand and Allergan under contracts with ALRT since June 1995. Research and development expenses in 1996 have exceeded comparable expenses incurred in 1995 due to the acceleration of development activities.

General and administrative expenses were $0.4 million in the third quarter of 1996 and $1.2 million for the nine months ended September 30, 1996. In 1995, general and administrative expenses were $0.4 million for the quarter

Allergan Ligand Retinoid Therapeutics, Inc.

---------------------------------

and $0.7 million for the period ended September 30, 1995, and related primarily to the period from completion of the Offering on June 3, 1995.


The Company's activities will be limited to conducting research and development under the agreements with Ligand and Allergan. The Company does not expect to generate any revenues other than interest income during subsequent periods. Consequently, it expects to continue to incur net losses in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1996, ALRT had cash and cash equivalents of $39.0 million and marketable securities of $20.3 million. Although ALRT believes that the proceeds of the Offering together with the Contributions will be sufficient to enable it to continue development of a limited number of products in accordance with the Development Agreement among ALRT, Ligand and Allergan, and to commercialize formulations of ALRT1057, if it proves safe and efficacious, there can be no assurance that this will be the case. Until the expiration of the Stock Purchase Option, ALRT is significantly restricted from raising additional funds without Allergan's and Ligand's consent and there can be no assurance that ALRT will have sufficient funds to successfully develop any retinoid products (Products). While Allergan and Ligand may, at their option, provide funds for further development of the Products, they are not obligated to do so. Such funds will be advanced to ALRT, if at all, at the option of Allergan and Ligand and the decision to make such advances must be a joint decision. As a result, ALRT does not anticipate any future cash inflows other than earnings on unexpended cash balances. Substantial funding will be necessary to complete the development of and to commercialize the Products.

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

Allergan Ligand Retinoid Therapeutics, Inc.

-------------------------------------------

During the third quarter of 1996, ALRT invested its excess cash in money market funds and debt instruments of financial institutions and corporations with strong credit ratings. ALRT has established guidelines relative to diversification and maturities designed to maintain safety and liquidity. The guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The net proceeds from the Offering, combined with the Contributions and income on unexpended cash balances, are anticipated to provide funding for research and development and related administrative activities through the middle of the year 2000.

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


 Date:  November 1, 1996           ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.



                                   /s/ DWIGHT J. YODER
                                   ---------------------------
                                       Dwight J. Yoder
                                       Chief Financial Officer