Form 10-K
period 1996-12-31
ALLERGAN LIGAND RETINOID THERAPEUTICS INC
filed 1997-03-28
CIK 934592

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


  X                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
____                      OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
                          REQUIRED)

                    For fiscal year ended December 31, 1996

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from ________ to _______.

                        Commission File Number:  0-25970

                  ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                    33-0642614
       (State or other jurisdiction                      (I.R.S. Employer
       or incorporation or organization)                 Identification No.)


  2525 Dupont Drive, Irvine, California                        92612
 (Address of principal executive offices)                    (zip code)

           Registrant's telephone number, including area code: (714) 246-4500

               Securities registered pursuant to Section 12(b) of
                                 the Act:  None

                Securities registered pursuant to Section 12(g)
             of the Act:  Callable Common Stock, $.001 par value(1)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                               ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $58,200,000 based on the last sale price as reported by the Nasdaq National Market.(2) For the purposes of this calculation, securities owned by officers, directors and 10% securityholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

         The number of shares outstanding of the registrant's callable common stock, $.001 par value (the "Callable Common Stock") as of February 28, 1997 was 3,250,000.

Documents Incorporated by Reference

         Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 2, 1997, referred to herein as the "Proxy Statement", are incorporated by reference into Part III of this Annual Report on Form 10-K.

Trademark Claims

         Panretin(TM) is a trademark of the Company and Targretin(TM) is a trademark of Ligand Pharmaceuticals Incorporated. Zorac(R) and Tazorac(TM) (tazarotene) are trademarks of Allergan, Inc.





_________________________________

(1) The Callable Common Stock is registered pursuant to Section 12(g) of the Act separately and as part of Units, each Unit consisting of one share of Callable Common Stock of Allergan Ligand Retinoid Therapeutics, Inc. and two warrants (each a "Warrant" and collectively, the "Warrants"), each to purchase one share of Ligand Pharmaceuticals Incorporated common stock. The Callable Common Stock is not separately tradeable apart from the Units prior to June 3, 1997 or upon the earlier occurrence of certain events.

(2) Market value is the market value of the Units, each Unit consisting of one share of Callable Common Stock of Allergan Ligand Retinoid Therapeutics, Inc. and two Warrants. There is no quoted market value for the shares of Callable Common Stock apart from the Units.

                                     PART I

ITEM 1.  BUSINESS

         The discussion of the Company's business contained in this Annual Report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

         Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT" or the "Company") was incorporated in Delaware in 1994 to continue the efforts of the Allergan Ligand Joint Venture ("Joint Venture"), established by Ligand Pharmaceuticals Incorporated ("Ligand") and Allergan, Inc. ("Allergan") in June 1992, to discover, develop and commercialize drugs based on retinoids. Retinoic acid, a natural regulatory hormone and its synthetic analogues, also called retinoids, are a principal class of non-peptide hormones which activate intracellular receptors ("IRs"). Retinoids have a broad range of biological actions, and evidence suggests that retinoids are useful in the treatment of dermatological diseases and a variety of cancers, including kidney cancer and certain forms of leukemia, as well as other possible indications. ALRT believes that it is one of the leading retinoid research and development programs, combining a library of 3,100 retinoid compounds with the product development expertise of Allergan and the leading IR technology of Ligand.

         In May 1995, ALRT and Ligand commenced an offering (the "Offering") which was completed on June 3, 1995, of 3.25 million units (each, a "Unit"), each Unit consisting of one share of Callable Common Stock of ALRT and two Warrants, each to purchase one share of Ligand common stock. The Offering raised net proceeds for ALRT of $26.8 million. At the completion of the Offering, Ligand contributed $17.5 million in cash (the "Ligand Cash Contribution") and the Warrants valued at $8.0 million to ALRT in exchange for
(i) a right to acquire all of the Callable Common Stock at specified future dates and amounts and (ii) a right to acquire all rights to the Panretin(TM) (ALRT1057) product currently under development by ALRT. At the same time, Allergan contributed $50.0 million in cash (together with the Ligand Cash Contribution, the "Contributions") to ALRT in exchange for (i) the right to acquire one-half of all technologies and other assets in the event Ligand exercises its right to acquire all of the Callable Common Stock, (ii) a similar right to acquire all of the Callable Common Stock if Ligand does not exercise its right and (iii) a similar right to acquire all rights to the Panretin ALRT(1057) product. See "Relationship among ALRT, Ligand and Allergan." Prior to the consummation of the Offering, the Joint Venture was dissolved and its technology transferred to ALRT.

         ALRT received from Allergan and Ligand a worldwide exclusive license to use the retinoid technologies developed and utilized by the Joint Venture (the "Core Technologies") in performing research, development and commercialization of ALRT products (the "Products"). The licenses granted by Allergan and Ligand are subject in each case to certain exceptions that allow Allergan and

Ligand to pursue limited research activities, to pursue development and commercialization of the Panretin (ALRT1057) products (following exercise of the Panretin (ALRT1057) Purchase Option, as defined below) (see "Relationship among ALRT, Ligand and Allergan--Panretin (ALRT1057) Purchase Option"), to pursue development and commercialization of, with respect to Ligand, Targretin(TM) (LGD1069), and, with respect to Allergan, Zorac(R)/Tazorac(TM) (AGN190168), and to pursue development and commercialization of certain other defined products. ALRT, Ligand and Allergan also entered into a research and development agreement (the "Development Agreement") under which Ligand and Allergan are performing research and development for ALRT on retinoid compounds and products.

         ALRT is utilizing substantially all of the net proceeds of the Offering and the Contributions to continue the research and development of potential retinoid compounds begun by the Joint Venture. Prior to transferring its technology to ALRT, the Joint Venture had identified two development retinoids, Oral Panretin (ALRT1057) and Topical Panretin (ALRT1057), and a number of other preclinical lead compounds with distinctive subtype selectivity. Ligand, on behalf of ALRT, has initiated Phase II/III human clinical trials with Oral Panretin (ALRT1057) for the treatment of acute promyelocytic leukemia ("APL"), Phase I/II human clinical trials with Topical Panretin (ALRT1057) and Phase I/IIa human clinical trials with ALRT1550 Oral in cancer. Based on interim results of the trials with Topical Panretin (ALRT1057), Ligand, on behalf of ALRT, has initiated Phase III human clinical trials with Topical Panretin (ALRT1057) for the treatment of Kaposi's sarcoma ("KS"). A number of other compounds are in preclinical development.

         ALRT's Board of Directors recently approved a research and development plan for the year ending December 31, 1997 which represents an acceleration in spending on ALRT's retinoid programs. The accelerated spending is the result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT. ALRT anticipates the acceleration in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998. Ligand and Allergan have certain purchase options over the Callable Common Stock and the assets of ALRT which could be triggered by the use of substantially all of ALRT's funds. There can be no assurance that Ligand or Allergan will exercise these options. See "Risks and Uncertainties -- No Assurance of Exercise of Ligand's and Allergan's Options."

THE ALLERGAN AND LIGAND JOINT VENTURE

         Ligand and Allergan formed the Joint Venture in June 1992 to combine each of their significant resources in the field of retinoid research and development. Ligand and Allergan believed that the Joint Venture offered an opportunity to accelerate research and development of novel retinoid therapeutics and that a combined effort would provide a critical mass of research personnel and resources to accelerate the project. After forming the Joint Venture, except for certain permitted activities (including research and development of Zorac(R)/Tazorac(TM) (AGN190168) and Targretin (LGD1069)), Ligand and Allergan conducted all of their respective retinoid-related research and development through the Joint Venture. The combined efforts of medicinal chemists at Ligand and Allergan (including through the Joint Venture) produced over 3,100 novel retinoid compounds, with five preclinical lead development candidates selected.

         For eight years prior to the formation of the Joint Venture, Allergan had a productive retinoid research and development program which resulted in the synthesis of over 400 retinoids and 17 U.S. and 113 foreign issued composition of matter patents, a topical compound Zorac(R)/Tazorac(TM) (AGN190168), for which a New Drug Application ("NDA") for the treatment of psoriasis has been filed with the United States Food and Drug Administration ("FDA"), and considerable expertise in the development of drugs for topical use in eye and skin disease. Ligand has a productive proprietary approach to retinoid based drug development, primarily through its exclusive licenses to IR technology developed by Ligand's scientists and its collaborators, The Salk Institute of Biological Studies ("The Salk Institute"), Rockefeller University and Baylor College of Medicine ("Baylor"). Patent applications covering members of both subfamilies of the six retinoid-responsive IRs that have been discovered to date have been exclusively licensed to Ligand, primarily from The Salk Institute.

         Based on the results of the research and development activities completed by Ligand, Allergan and the Joint Venture, Ligand and Allergan believed that important and commercially viable products might be developed using the Core Technologies. Ligand and Allergan expected that, based upon their experience in developing (and Allergan in marketing) pharmaceutical products, both for their own accounts and in conjunction with corporate collaborators, the funding of development of ALRT would enable Ligand, Allergan and ALRT to accelerate the development of potential novel retinoid therapeutics. The development of the Core Technologies by ALRT, and of new products based on pre-clinical and clinical stage compounds licensed to ALRT, however, involve significant risks as compared to Allergan's activities based on its currently available products and a risk profile that is different from Ligand's other non-retinoid research and development projects that are at earlier stages. See "Risks and Uncertainties."

RETINOIDS

         Retinoic acid, a derivative of Vitamin A, is one of the body's natural regulatory hormones and has a broad range of biological actions, influencing cell growth, differentiation, apoptosis and embryonic development. Many chemical analogues of retinoic acid, also called retinoids, also have biological activity. Specific retinoids have been approved by the FDA for the treatment of psoriasis and certain severe forms of acne. Evidence also suggests that retinoids can be used to arrest and, to an extent, reverse the effects of skin damage arising from prolonged exposure to the sun. Other evidence suggests that retinoids are useful in the treatment of a variety of cancers, including kidney cancer and certain forms of leukemia. For example, all-trans-Retinoic-acid ("ATRA") has been approved by the FDA for the treatment of APL. Retinoids have also shown an ability to reverse precancerous (premalignant) changes in tissues, reducing the risk of development of cancer, and have potential as preventive agents for a variety of epithelial malignancies, including skin, head and neck, bladder and prostate cancer.

         Despite the therapeutic benefits of currently-marketed retinoids, their use to date has been limited by their propensity to cause significant side effects, such as severe birth defects if fetal exposure occurs, severe irritation of the skin and mucosal surfaces elevation of plasma lipids, headache and skeletal abnormalities. Currently-marketed retinoids were developed and commercialized for their therapeutic benefits prior to the discovery of retinoid-responsive IRs ("RRs"), and were developed with suboptimal tools.

         The six RRs that have been identified to date can be grouped in two subfamilies: Retinoic Acid Receptors ("RARs") and Retinoid X Receptors ("RXRs"). Patent applications covering members of both families of RRs have been licensed exclusively to Ligand primarily from The Salk Institute, and have been further sublicensed to ALRT as part of the Offering. See "Relationship among ALRT, Ligand and Allergan -- Technology License Agreement." The RR subtypes appear to have different functions, based on their distribution in the various tissues within the body and data rising from in vitro studies and from studies of transgenic mice.

         Several of the retinoids currently in commercial use are either non-selective in their pattern of RR subtype activation or are not ideal drugs for other reasons. ALRT is developing chemically synthesized retinoids which, by selectively activating RR subtypes, may preserve desired therapeutic effects while reducing side effects. Because of their subtype selectivity or other desirable activities, ALRT's retinoid agonists are expected to have more specific pharmacological effects and less side effects, thus providing a better therapeutic index then currently used retinoids, many of which are not RR subtype specific or are suboptimal for other reasons.

         Ligand, on behalf of ALRT, has three retinoid products in clinical trials, Topical Panretin (ALRT1057), Oral Panretin (ALRT1057) and ALRT1550 Oral, and three retinoid compounds in preclinical evaluation. There can be no assurance, however, that ALRT will be able to successfully develop any marketable products. See "Risks and Uncertainties -- Early Stage of Development; No Assurance of Successful Development of Technologies or Related Products."

CORE TECHNOLOGIES

         Allergan has established substantial expertise in the research and development of retinoid compounds. Allergan has synthesized more than 2,000 retinoid compounds, including tazarotene, since beginning its medical chemistry program in 1984. Allergan has developed proprietary compounds that are potent and efficacious in classical retinoid assays and which have receptor and functional selectivity. Certain compounds are completely specific for the RAR or RXR families or are selective against RAR subtypes. Other compounds exhibit functional activity ranging from full agonist to partial agonist to antagonist. In addition, Allergan has identified lead structures that differentiate between the positive and negative gene regulatory functions of RARs. The identification of these types of receptor and functional selectivities is critical for developing retinoids that have desirable pharmacological activity without undesirable side effects. Allergan's patent estate covers a broad range of structural types. These structural patents and other Allergan retinoid discoveries have been exclusively licensed by Allergan to ALRT for use in the discovery and development of retinoids under the agreements among ALRT, Ligand and Allergan.

         Ligand's early recognition of the drug discovery opportunities inherent in emerging IR research has enabled it to build a strong proprietary position and accumulate valuable expertise in IRs applicable to drug discovery and development. Ligand has created powerful new tools to explore and manipulate non-peptide hormone action for therapeutic benefit, building on its recent scientific findings about the molecular basis of hormone action. Ligand has exclusive relationships in the field of IRs with Dr. Ronald Evans of The Salk Institute, Rockefeller University and Baylor where many of the core discoveries have been made. Ligand has exclusively licensed most of these discoveries. Ligand has also developed proprietary IR assays that can rapidly and accurately predict the probable therapeutic and side-effect profiles of compounds with potential as drugs. These proprietary technologies have been exclusively licensed by Ligand to ALRT for use in the discovery and development of retinoids under the agreements among ALRT, Ligand and Allergan. See "Relationship among ALRT, Ligand and Allergan -- Technology License Agreement."

PRODUCT DEVELOPMENT PROGRAM

         Prior to transferring its technology to ALRT, the Joint Venture had identified two development retinoids, Oral Panretin (ALRT1057) and Topical Panretin (ALRT1057), and a number of other preclinical lead compounds with distinctive RR subtype selectivity that ALRT has continued to develop. Ligand, first on behalf of the Joint Venture and now on behalf of ALRT, has initiated Phase I/IIa human clinical trials with Oral Panretin (ALRT1057) and Phase I/II human clinical trials with Topical Panretin (ALRT1057). Based on interim results of the trials with Topical Panretin (ALRT1057), Ligand, on behalf of ALRT, has initiated Phase III human clinical trials with Topical Panretin (ALRT1057) for the treatment of KS. Ligand has also initiated Phase I/IIa human clinical trials with ALRT1550 Oral in cancer on behalf of ALRT. Certain of the potential compounds listed below act on the same IRs and may be applicable to similar indications. To the extent that compounds have application to similar indications, there is a potential that sales of one compound, if any, may detract from sales of the other compound. In addition, ALRT may decide to proceed with only one of the compounds with application to similar indications. The following table summarizes the status of ALRT's product research and development programs:

                                                                      STAGE OF           DISTINGUISHING
                      RECEPTOR ACTIVITY       TARGET INDICATION     DEVELOPMENT(1)     PRECLINICAL FEATURES
                      -----------------       -----------------     --------------     --------------------

 Topical Panretin       Panagonist            Kaposi's sarcoma      Phase III             Naturally occurring
 (ALRT1057)             RAR/RXR                                                           hormone; balanced
                                                                                          panagonist;
                                                                                          favorable
                                                                                          metabolism;
                                                                                          generally well
                                                                                          tolerated;
                                                                                          bioavailable
 Oral Panretin          Panagonist            APL                   Phase III             Naturally occurring
 (ALRT1057)             RAR/RXR               Cancers, including    Phase IIb             hormone; balanced
                                              kidney cancer, non-   International Phase   panagonist;
                                              Hodgkin's lymphoma,   II                    favorable
                                              KS                                          metabolism;
                                                                                          generally well
                                              Psoriasis             Phase II              tolerated;
                                              Proliferative                               bioavailable
                                              vitreo-retinopathy
 ALRT1550 Oral          RARaB                 Cancer                Phase I/IIa           Selective RAR
                        selective agonist                                                 agonist; potent
                                                                                          antiproliferative
                                                                                          with reduced lipid
                                                                                          toxicities
 ALRT1109 &             RAR antagonist        Retinoid induced      Preclinical           Highly selective,
 analogues                                    mucocutaneous                               potent antagonist
                                              toxicity                                    of RAR agonists
 ALRT268 & analogues    RXRaB                 Type II diabetes,     Preclinical           Highly selective,
 (formerly 620)                               cancer, skin and                            potent RXRaB
                                              metabolic diseases                          agonist (a
                                                                                          Rexinoid); good
                                                                                          oral
                                                                                          bioavailability;
                                                                                          better therapeutic
                                                                                          index than prototype
                                                                                          retinoids



 ALRT1455 &             RARa selective        Leukemia, lymphoma,   Preclinical           Highly selective,
 analogues              agonist               breast cancer                               potent agonist of
                                                                                          RARa subtype; less
                                                                                          bone toxicity;
                                                                                          increased
                                                                                          therapeutic index
 Other RR Subtype       Antagonists           Not yet determined    Research              Novel antagonists
 Selective Compounds                                                                      identified
                        Agonists              Cancer, skin and      Research              Individual receptor
                                              eye disease                                 selective compounds
                                                                                          identified

(1) "Stage of Development" refers to the current stage of development of the most advanced indication. "Research" activities include research related to specific IR targets and the identification of lead compounds. "Preclinical" includes pharmacology and toxicology testing in preclinical models (in vitro and animal), formulation work and manufacturing scale-up to gather necessary data to comply with applicable regulations prior to commencement of human clinical trials. Clinical trials are typically conducted in three sequential phases that may overlap. In "Phase I," the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. "Phase II" involves studies in a limited patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. In the development of drugs for the treatment of cancer, the initial studies are often conducted in patients with otherwise untreatable cancers rather than in healthy volunteers. These trials are referred to as "Phase I/II" trials and are primarily intended to determine side effects, human pharmacokinetics and maximum tolerated dose. Once a suitable dose is established, limited trials in specific types of cancer to evaluate efficacy are conducted. These are referred to as "Phase IIb" trials. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, "Phase III" trials (or "Phase II/III" trials for certain life- threatening indications) are undertaken to evaluate clinical efficacy further and to test further for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety risks.


         Topical Panretin (ALRT1057). 9-cis-Retinoic acid (Panretin (ALRT1057)) is a non-peptide hormone isolated and characterized by Ligand in 1992 in collaboration with scientists at The Salk Institute and Baylor. This is the first non-peptide hormone discovered in over 25 years and appears to be a natural ligand for the RAR and RXR subfamilies of retinoid receptors. 9-cis-Retinoic acid has pharmacological properties which ALRT believes give it therapeutic utility.

         In June 1994, prior to the formulation of ALRT, Ligand imitated a Phase I/II human clinical trial for Topical Panretin (ALRT1057) in AIDS-related, cutaneous KS. Interim results of this Phase I/II clinical trial reported in January 1996 showed that, when evaluated at 12 weeks after the start of each patient's therapy, Topical Panretin (ALRT1057) induced a partial or complete clinical response in 30% of 43 patients with AIDS-related, cutaneous KS evaluated by AIDS Clinical Trial Group criteria as applied to topical therapy, compared with 9% of patients with untreated control lesions. This interim assessment supports results of an earlier assessment reported in September 1995. Following a meeting with the FDA in November 1995, ALRT launched in the second quarter of 1996 a pivotal Phase III study to evaluate Topical Panretin (ALRT1057) in over 200 patients with AIDS-related, cutaneous KS. In addition, Topical Panretin (ALRT1057) began international Phase III trials for KS in the third quarter of 1996. Ligand has informed ALRT that it intends to file an NDA for Topical Panretin (ALRT1057) on behalf of ALRT for treating KS in 1997 in the event that Phase III trials demonstrate sufficient safety and efficacy.

         Oral Panretin (ALRT1057). In completed Phase I/IIa human clinical trials, Oral Panretin (ALRT1057) was well tolerated at doses as high as 140 mg/m2/day (milligram per square meter of body surface, per day), the maximum tolerated dose ("MTD"). At the MTD level, side effects, including headaches, elevated triglyceride levels, hypercalcemia and mucocutaneous irritation, were dose limiting toxicities. Memorial Sloan- Kettering Cancer Center ("Sloan-Kettering") interim data indicate that nine of 39 patients with advanced or otherwise untreatable cancer treated with Oral Panretin (ALRT1057) experienced no disease progression for periods ranging from 14 to 28 weeks. The Phase I/IIa clinical data also indicate that Oral Panretin (ALRT1057) has good bioavailability. Patient exposure to Oral Panretin (ALRT1057) is proportional to the administered dose of the compound over a broad range of doses.

         United States and international Phase IIb trials have been launched with Oral Panretin (ALRT1057) in a number of cancer indications, including kidney cancer (in combination with interferon alpha), KS, prostate cancer, ovarian cancer, non-Hodgkin's lymphoma and multiple myeloma. In addition, a Phase III trial with Oral Panretin (ALRT1057) at a dose of 140 mg/m2/day in APL was initiated in the fourth quarter of 1996. In a Phase I/IIa trial, six out of 15 patients with APL treated with Oral Panretin (ALRT1057) had complete remissions, of which three had lapsed from previous ATRA treatment and/or chemotherapy and three were newly diagnosed. Cell culture based analysis of leukemia cells from some of the patients in this study indicated that resistance to ATRA was not overcome by Oral Panretin (ALRT1057). Additional Phase IIb trials of Oral Panretin (ALRT1057) in other indications including ovarian cancer (with cis-platin) were launched in the fourth quarter of 1996. Oral Panretin (ALRT1057) entered a Phase II trial for psoriasis in the United States in September 1995, a Phase IIb trial for myelodysplastic syndrome in Europe in the second quarter of 1996 and a Phase II trial for proliferative vitreo-retinopathy, a serious complication of retinal detachment which can lead to blindness, in the United States in the third quarter of 1996. The FDA has approved an application by Ligand, on behalf of ALRT, to have Oral Panretin (ALRT1057) designated an "Orphan Drug" for the treatment of APL.

         There is currently substantial interest among oncologists in the potential of retinoids as evidenced by the existence of over 60 open protocols at the National Cancer Institute ("NCI") to examine the effects of retinoids on a variety of cancers. A Phase I/II study is currently being conducted by the NCI to evaluate the safety and efficacy of Oral Panretin (ALRT1057) in children with malignancies, and trials are underway sponsored by the NCI to evaluate the safety and efficacy of Oral Panretin (ALRT1057) in patients with lung cancer, cervical cancer and those with breast cancer. There were 25 clinical trials conducted with Panretin in 1996 and 1997.

         ALRT1550 Oral. ALRT1550 Oral is a potent activator of all three RAR subtypes. The preclinical pharmacological profile of ALRT1550 indicates that it is a highly potent inhibitor of proliferation in a broad spectrum of human cancer cell lines and experimental models of cancer. ALRT believes that ALRT1550 may prove useful in the treatment of cancer when used alone or in combination with other drugs. An IND was filed in December 1996 and Phase I/IIa clinical trials of ALRT1550 in advanced cancer at Sloan-Kettering and the Lombardi Comprehensive Cancer Center at Georgetown University began in the first quarter of 1997.

         ALRT1109 and analogues. ALRT1109 and analogues function as potent antagonists to RAR agonist activity. They have demonstrated no skin, lipid or bone toxicity in animal models. ALRT believes that these agents will be useful in the topical prevention and/or treatment of mucocutaneous toxicity caused by systemic retinoid use. Additionally, their ability to reduce psoriasis associated markers in keratinocytes suggests that they may be useful in inflammatory diseases of the skin. ALRT is currently undertaking an extensive evaluation to select a lead compound from this class to enter into preclinical development. There can be no assurance that a lead compound will be selected.

         ALRT268 and analogues. ALRT268 represents a class of chemically novel synthetic retinoids (Rexinoids) which are potent and selective agonists for the RXR subfamily of retinoid receptors. The ability of these RXR agonists to lower serum glucose, triglycerides and insulin levels in db/db and ob/ob mice, which are well accepted models of non-insulin dependent diabetes mellitus, suggests potential usefulness in the treatment of Type II (insulin resistant) diabetes as well as other metabolic diseases. ALRT is currently undertaking a more extensive evaluation to select a lead compound from this class to enter into preclinical development. There can be no assurance that a lead compound will be selected.

         ALRT1455 and analogues. This class of unique compounds are characterized by their ability to selectively and potently activate the RARa subtype of receptors. They have demonstrated activity in a broad spectrum of experimental leukemia and breast cancer cell lines, with a greatly improved therapeutic index (less mucocutaneous and bone toxicity). ALRT believes that ALRT1455, or an analog, may have utility in the treatment of leukemias and breast cancer. ALRT is currently undertaking a more extensive evaluation to select a lead compound from this class to enter into preclinical development. There can be no assurance that a lead compound will be selected.

         Other RR Subtype Selective Compounds. To date, the combined efforts of medicinal chemists at Ligand and Allergan have produced over 3,100 novel synthetic retinoids, from which many novel patentable or patented retinoids have been identified with distinct patterns of RR subtype activity translating into distinctive preclinical pharmacological profiles. With the exceptions of Targretin (LGD1069) and Zorac(R)/Tazorac(TM) (AGN190168), all of these compounds have been licensed to ALRT. See "Relationship among ALRT, Ligand and Allergan -- Technology License Agreement." Some of these compounds react selectively with the RAR or RXR subfamilies of the retinoid receptors and others show additional selectivity with individual members of the RAR subfamily. ALRT believes these compounds may be useful in the treatment of cancers, including solid tumors and leukemia, premalignancy and skin diseases. There can be no assurance that any of these compounds will be selected to enter preclinical development.

RELATIONSHIP AMONG ALRT, LIGAND AND ALLERGAN

         Technology License Agreement. In connection with the Offering, ALRT, Ligand and Allergan entered into a license agreement (the "Technology License Agreement") under which (i) Allergan granted ALRT a worldwide, exclusive (even as to Allergan) right and license, terminable only as set forth therein, to use the Core Technologies developed by Allergan in research, development and commercialization of the Products and (ii) Ligand granted ALRT a worldwide, exclusive (even as to Ligand) right and license, terminable only as set forth therein, to use the Core Technologies developed by Ligand in research, development and commercialization of the Products. The licenses granted by Allergan and Ligand are subject in each case to certain exceptions that allow Allergan and Ligand to pursue limited research activities, to pursue development and commercialization of the Panretin (ALRT1057) products (following exercise of the Panretin (ALRT1057) Purchase Option, as defined below), to pursue development and commercialization of, with respect to Ligand, Targretin (LGD1069) and, with respect to Allergan, Zorac(R)/Tazorac(TM) (AGN190168), to pursue development and commercialization of Acquired Products (as defined below) and to pursue development and commercialization of Independent Products (as defined below) (collectively, the "Permitted

Activities"). See "-- Development Agreement" and "--Panretin (ALRT1057) Purchase Option." In consideration of the license grants and in recognition of Allergan's and Ligand's expertise which they developed over a period of years through the Joint Venture and otherwise, ALRT agreed to pay to Allergan and Ligand a royalty, to be divided equally between them, of 3% of net sales of Products during the life of applicable patents or, in certain circumstances, for 10 years.

         Pursuant to the Technology License Agreement, ALRT granted to Allergan and Ligand the licenses required by them to perform their duties under the Development Agreement and the Commercialization Agreement. In addition, ALRT granted to Allergan and Ligand a nonexclusive, royalty- free irrevocable license (including the right to sublicense) to allow Allergan and Ligand to perform the Permitted Activities.

         ALRT may terminate the Technology License Agreement if either Allergan or Ligand (i) breaches any material obligation under the Technology License Agreement, the Development Agreement or the Commercialization Agreement (the "Major Agreements"), which breach continues for a period of 60 days after written notice thereof from ALRT, (ii) enters into any voluntary proceeding in bankruptcy, reorganization or arrangement for the benefit of its creditors, or its Board of Directors or stockholders authorize such an action or (iii) fails to dismiss any such proceeding within 45 days after the same is involuntarily commenced (each an "Event of Default"). Allergan and Ligand each have the right, but not the obligation, to assume all of the breaching party's rights and obligations under the Major Agreements, the Panretin (ALRT1057) Purchase Option and the Stock Purchase Option (as defined below), in which case the breaching party's rights under the Major Agreements, the Panretin (ALRT1057) Purchase Option and the Stock Purchase Option terminate, except the breaching party retains the right to receive its share of the 3% royalty described above. In addition, Allergan and Ligand may terminate the Technology License Agreement upon an Event of Default by ALRT.

         If the Technology License Agreement is terminated by Allergan and Ligand prior to expiration in the circumstances described above, (i) ALRT's license to use the Core Technologies under the Technology License Agreement will terminate and (ii) Allergan and Ligand will retain the right to research, develop, manufacture and sell the Products. If the Technology License Agreement is terminated by ALRT prior to expiration in the circumstances described above, ALRT's license to use the Core Technologies will continue, and ALRT will be free to enter into arrangements with third parties to research, develop and commercialize the Products worldwide. There can be no assurance that, upon termination of the Technology License Agreement by ALRT, ALRT will be able to make alternative arrangements for the research, development and commercialization of some or all of the Products.

         Development Agreement. ALRT, Ligand and Allergan also entered into the Development Agreement under which Ligand and Allergan perform research and development for ALRT on retinoid compounds and products in accordance with annual budgets and development plans jointly proposed by Ligand and Allergan. The budgets and research and development plans are subject to approval and acceptance by ALRT's Board of Directors, including members of the Board of Directors affiliated with Ligand and Allergan. Although ALRT believes that, in general, the terms of the Development Agreement are consistent with customary practices in the pharmaceutical industry, the Development Agreement was not negotiated on an arm's-length basis.

         Upon approval of a development plan by ALRT's Board of Directors, responsibilities for performing and managing clinical trials and for assembling drug approval applications will be generally as follows:

                DEVELOPMENT RESPONSIBILITY                           SPONSOR
                --------------------------                           -------

 Development of compounds for eye and skin indications,             Allergan
 excluding cancer indications

 Development in North America of compounds for eye and               Ligand
 skin cancer where the dosage form involves systemic
 administration

 Development in North America of compounds for eye and              Allergan
 skin cancer where the dosage form involves topical
 administration

 Development in North America of compounds for cancer                Ligand
 indications other than eye and skin cancer

 Development, other than in North America, of compounds             Allergan
 for cancer indications, including eye and skin cancer

         Additional development responsibilities for compounds for indications other than those described above will be allocated between Ligand and Allergan in accordance with a determination by ALRT, following a recommendation by Ligand and Allergan, as to which company is best suited to carry out the work.

         Payments to Ligand and Allergan under the Development Agreement for research and development of potential products are made out of Available Funds (as defined below) for the full amount of all Development Costs (as defined in the Development Agreement) incurred by Ligand and Allergan in performing these activities plus 10%, up to the maximum amount of funds available to ALRT, which includes substantially all of the net proceeds raised in the Offering, plus the Contributions, the Additional Contributions (as defined below), if any, and, if designated by ALRT, any licensing or marketing income earned by ALRT, plus interest earned on such funds, less amounts paid pursuant to the Services Agreement (as defined below) and the Major Agreements and less $1 million to be retained by ALRT as working capital (the "Available Funds"). Any funds received by ALRT from Allergan and Ligand upon exercise of the Panretin (ALRT1057) Purchase Option will be excluded from Available Funds. Development Costs will be charged in a manner consistent with industry practices. Development Costs paid by ALRT under the Development Agreement include approximately $6.5 million in costs for research and development incurred by Ligand and Allergan from January 1 through June 3, 1995, the date the Offering was completed. Each of Ligand and Allergan has agreed, subject to customary business constraints and limitations, to provide appropriate scientific and technical personnel, necessary laboratories and equipment and administration of research and development operations. Under the Development Agreement, however, neither Ligand nor Allergan is required to allocate any specified amount of time or resources to perform its obligations thereunder. See "Risks and Uncertainties -- Dependence on Allergan and Ligand."

         Prior to June 3, 1998, if Ligand and Allergan receive quarterly financial statements of ALRT which show Available Funds of less than $10 million (the "Statement Date"), Ligand and Allergan, at their option, may jointly provide, on a quarterly basis, cash advances (the "Quarterly Contributions") to ALRT, in an amount which the Board of Directors of ALRT determines will be sufficient to permit ALRT to continue its research and development of Products for the quarter following the date of such financial statements. Additionally, prior to June 3, 1999, Ligand and Allergan, at their option, may jointly provide, on a one-time basis, a cash advance of $10 million or more (such amount, together with the Quarterly Contributions, the "Additional Contributions") to ALRT for use in research, development and commercialization of Products. Any advances provided by Allergan and Ligand may be made pursuant to loans on terms reasonably acceptable to a majority of the independent directors of ALRT. Neither Allergan nor Ligand, however, is required to advance any additional funds to ALRT. See "Risks and Uncertainties -- Requirement for Additional Funds."

         If ALRT determines not to proceed with or to discontinue development of a program compound after such compound has entered clinical trials, or after sufficient data to file an Investigational New Drug Application ("IND") on such compound has been gathered (an "Independent Product"), then Allergan and Ligand, either jointly or alone, are entitled to develop and commercialize such compound using their own funds, so long as (i) the Board of Directors of ALRT has first made a reasonable determination that continued work on such compound would not materially conflict or interfere with the interests of the ALRT retinoid program or impair a party's ability to perform its obligations under the Major Agreements and (ii) at least $1 million per year is committed to development of such compound during each of the first two years of development of such compound. ALRT will receive a royalty equal to 6% of net sales of any Independent Product. ALRT has retained the right to reacquire any Independent Product prior to the earlier of the commencement of Phase III clinical trials for such product or the exercise or expiration of the Stock Purchase Option, exercisable by reimbursing Ligand and/or Allergan, as the case may be, for all research, development and commercialization costs expended on such product, together with an amount representing interest (in an amount which will provide an internal rate of return of 25% to the developing party on such reimbursed costs). Additionally, with respect to any Independent Product which ALRT reacquires, ALRT will pay a royalty equal to 4% of net sales to the developing party. In addition, any retinoid product licensed or acquired by Ligand or Allergan (an "Acquired Product") may be commercialized by Ligand or Allergan separate from ALRT, as the case may be, so long as such product was being commercially sold or is a product for which an application to market has been filed in the United States or other major market country at the time of its licensing or acquisition.

         The development obligations of ALRT, Ligand and Allergan under the Development Agreement will terminate upon the earlier to occur of (i) the expenditure of all Available Funds, (ii) the expiration of the Stock Purchase Option, or (iii) at such other time as ALRT, Ligand and Allergan may mutually determine. In addition, Allergan and Ligand may terminate the Development Agreement upon an Event of Default by ALRT, and ALRT may terminate the Development Agreement upon an Event of Default by either Allergan or Ligand, subject to the non-breaching party's right to assume the breaching party's rights and obligations under the Major Agreements, the Panretin (ALRT1057) Purchase Option and the Stock Purchase Option.

         Commercialization Agreement. ALRT, Ligand and Allergan also entered into a commercialization agreement (the "Commercialization Agreement") which provides for the marketing, manufacture and sale by Ligand and/or Allergan of the Products developed under the Development Agreement which have received regulatory approval for commercial sale. The developed compounds will be marketed in a manner determined by Ligand and Allergan, except that generally in marketing such compounds (i) Allergan will have the worldwide exclusive right to market drugs for eye and skin indications (other than cancer indications), (ii) Ligand will have the exclusive right to market drugs to oncologists in North America for use in eye and skin cancer, (iii) Allergan will have the exclusive right to market drugs to dermatologists and eye specialists in North America for use in eye and skin cancer, (iv) Ligand will have the exclusive right to market drugs for cancer indications in North America (other than eye and skin cancer), and
(v) Allergan will have the exclusive right to market drugs for cancer indications outside of North America. Additional marketing responsibilities for compounds for indications other than those set forth above will be allocated between Ligand and Allergan in accordance with a determination by ALRT, following a recommendation by Ligand and Allergan, as to which company is best suited to carry out the work. Ligand, Allergan or other third parties will manufacture Products based on a determination by ALRT, following a recommendation by Ligand and Allergan, of relative quality and cost effectiveness, except with respect to drugs for eye and skin indications which will be manufactured by Allergan. Products manufactured and marketed by Ligand and/or Allergan will be done so at cost plus a margin to be negotiated, with all remaining profit being retained by ALRT. If the Stock Purchase Option expires unexercised, the obligations of Ligand and Allergan to manufacture and market products for ALRT will continue until terminated on 12-months' advance written notice from ALRT, Ligand or Allergan, as the case may be. In addition, Allergan and Ligand may terminate the Commercialization Agreement upon an Event of Default by ALRT, and ALRT may terminate the Commercialization Agreement upon an Event of Default by either Allergan or Ligand, subject to the non-breaching party's right to assume the breaching party's rights and obligations under the Major Agreements, the Panretin (ALRT1057) Purchase Option and the Stock Purchase Option.

         Stock Purchase Option. Ligand and, in the event not exercised by Ligand, Allergan, has an irrevocable option to purchase all, but not less than all, of the Callable Common Stock outstanding at the time such option is exercised (the "Stock Purchase Option"). Subject to acceleration of the exercise of the Stock Purchase Option as described below, the Stock Purchase Option is exercisable at any time beginning on the earlier of (i) June 3, 1997, and (ii) the Statement Date, and ending on the date (the "Stock Purchase Option Expiration Date") which is the earliest to occur of (a) June 3, 2000, (b) the 90th day after the Statement Date, and (c) subject to the inability of the non-breaching party to perform the breaching party's obligations under the Major Agreements, the date ALRT terminates a Major Agreement due to an Event of Default by either Allergan or Ligand. The Stock Purchase Option is not exercisable prior to June 3, 1998 unless the Available Funds are less than $60 million at the date of exercise. If Ligand exercises the Stock Purchase Option, Ligand must provide notice (the "Stock Purchase Option Exercise Notice") to ALRT, each holder of record of Callable Common Stock and any other holder of shares of ALRT special common stock, $1.00 par value per share ("Special Stock") on or before 20 days prior to the Stock Purchase Option Expiration Date (the "Ligand Expiration Date"). See "Special Stock." If no such notice is given by Ligand, and Allergan exercises the Stock Purchase Option, Allergan will provide notice to ALRT after the Ligand Expiration Date and on or before the Stock Purchase Option Expiration Date.

         In the event that ALRT terminates a Major Agreement as a result of the occurrence of an Event of Default thereunder by Allergan or Ligand, if the non-breaching party is unable to continue the retinoid program under the Major Agreements, such non-breaching party may exercise the Stock Purchase Option.

         If the Stock Purchase Option is exercised, the purchase price per share (the "Stock Purchase Option Exercise Price") for the period before June 3, 1998 and the last quarter of each of the fourth and fifth years from June 3, 1995 will be as follows:

                                                       STOCK PURCHASE OPTION
       IF THE STOCK PURCHASE OPTION IS EXERCISED      EXERCISE PRICE PER SHARE
       -----------------------------------------      ------------------------

Before June 3, 1998                                             $21.97

During the last quarter of the fourth year                       28.56

During the last quarter of the fifth year                        37.13

         The Stock Purchase Option Exercise Price is adjusted on a straight-line basis at quarterly intervals beginning on June 3, 1998, through the Stock Purchase Option Expiration Date. The Stock Purchase Option Exercise Price was determined based on a number of factors and was not determined on an arms'-length basis.

         The Stock Purchase Option Exercise Price may be paid (i) by Ligand, in its sole discretion, in cash, in shares of Ligand common stock, in shares of Allergan common stock or in any combination thereof, provided that the number of shares of Allergan common stock to be used to pay all or any portion of the Stock Purchase Option Exercise Price shall not exceed the greater of (a) the number of shares of Allergan common stock then owned by ALRT and which were received from Allergan in payment of all or a portion of the Panretin (ALRT1057) Purchase Option Exercise Price and (b) the number of shares of Allergan common stock received by ALRT in connection with Allergan's exercise of the Asset Purchase Option (as defined below), or (ii) by Allergan, in its sole discretion, in cash, in shares of Ligand common stock, in shares of Allergan common stock, or in any combination thereof, provided that the number of shares of Ligand common stock to be used to pay all or any portion of the Stock Purchase Option Exercise Price will not exceed the number of shares then owned by ALRT and which were received from Ligand in payment of all or a portion of the Panretin (ALRT1057) Purchase Option Exercise Price. Any such Ligand common stock or Allergan common stock will be valued based upon the average of the closing prices for such stock for the 20 trading days immediately preceding the day prior to the closing date of the Stock Purchase Option. The Stock Purchase Option Exercise Price will be paid generally within 60 days after the date of exercise of the Stock Purchase Option. All shares of Ligand common stock and Allergan common stock used to pay all or any portion of the Stock Purchase Option Exercise Price will be registered under the Securities Act and listed or approved for quotation on such national securities exchange or the over-the-counter trading market where such stock is listed or traded at the time of payment.

         Under ALRT's Amended and Restated Certificate of Incorporation, ALRT is prohibited, until the expiration of the Stock Purchase Option, from taking or permitting certain actions inconsistent with Ligand's and Allergan's rights under the Stock Purchase Option. For example, until the expiration of the Stock Purchase Option, ALRT is not able, among other things, without the consent of each of Ligand and Allergan to pay any dividends, issue additional shares of capital stock, borrow money in excess of $1 million in the aggregate outstanding at any one time, merge, liquidate or sell all or substantially all of its assets or amend its Amended and Restated Certificate of Incorporation to change the Stock Purchase Option. See "Special Stock."

         Asset Purchase Agreement. ALRT, Ligand and Allergan also entered into an agreement (the "Asset Purchase Agreement") whereby, if Ligand exercises the Stock Purchase Option, Allergan has the right to acquire certain assets from ALRT (the "Asset Purchase Option"). Upon exercise of the Asset Purchase Option, Allergan will acquire (i) a co-exclusive (with ALRT) right to ALRT technology as of the date of the acquisition, (ii) 50% of all tangible assets related to ALRT's activities in the retinoid program, (iii) 50% of any remaining Available Funds, and (iv) the consideration, cash, Allergan common stock and/or Ligand common stock, paid by Allergan to ALRT in connection with the exercise, if any, by Ligand and Allergan of the Panretin (ALRT1057) Purchase Option, subject to Allergan's assumption of 50% of the liabilities of ALRT. The Asset Purchase Option is exercisable upon notice given prior to the record date for the exercise of the Stock Purchase Option and will close concurrently with the Stock Purchase Option.

         If the Asset Purchase Option is exercised, the exercise price for the Asset Purchase Option (the "Asset Purchase Exercise Price"), which will be paid to ALRT concurrently with the payment to holders of Callable Common Stock of the Stock Purchase Option Exercise Price and may be used to pay a portion of such Stock Purchase Option Exercise Price, for the period before June 3, 1998 and the last quarter of each of the fourth and fifth years from June 3, 1995, will be as follows:

                                                                AGGREGATE
                                                              ASSET PURCHASE
       IF THE ASSET PURCHASE OPTION IS EXERCISED              EXERCISE PRICE
       -----------------------------------------              --------------

                                                              (IN MILLIONS)
 Before June 3, 1998                                              $ 8.9

 During the last quarter of the fourth year                        11.5

 During the last quarter of the fifth year                         15.0

         The Asset Purchase Exercise Price is adjusted on a straight-line basis at quarterly intervals beginning on June 3, 1998, through the Stock Purchase Option Expiration Date. The Asset Purchase Exercise Price was determined based on a number of factors and was not determined on an arms'-length basis.

         The Asset Purchase Exercise Price may be paid by Allergan, in its sole discretion, in cash, in shares of Allergan common stock, in shares of Ligand common stock, or in any combination of the foregoing. Any such Allergan common stock or Ligand common stock will be valued based upon the average of the closing prices for Allergan common stock on the New York Stock Exchange, or the Nasdaq National Market in the case of Ligand common stock, for the 20 trading days immediately preceding the closing date of the Stock Purchase Option. If Allergan pays all or any portion of the Asset Purchase Exercise Price in shares of Allergan common stock or Ligand common stock, such shares will be registered under the Securities Act and listed or approved for quotation on the New York Stock Exchange in the case of Allergan common stock, or the Nasdaq National Market in the case of Ligand common stock. Ligand may cause any such cash or stock to be distributed as a credit against the Stock Purchase Option Exercise Price.

         Panretin (ALRT1057) Purchase Option. ALRT, Ligand and Allergan also entered into an agreement (the "Panretin (ALRT1057) Purchase Option Agreement") pursuant to which ALRT has granted to Ligand and Allergan an option (the "Panretin (ALRT1057) Purchase Option") to acquire the Panretin (ALRT1057) Program Assets (as defined below). Unless the Panretin (ALRT1057) Purchase Option has been terminated as to either Ligand or Allergan as the result of an occurrence of an Event of Default with respect to such party under a Major Agreement (in which case the Panretin (ALRT1057) Purchase Option will only be exercisable by the party for which such option has not been terminated), Ligand and Allergan, jointly, may exercise the Panretin (ALRT1057) Purchase Option beginning on the earlier of (i) June 3, 1997 and (ii) the receipt of regulatory approval for commercial sale of any Panretin (ALRT1057) Product in the United States or in certain other major countries and ending on the earlier of (a) 90 days after receipt of such regulatory approval and (b) June 3, 2000. Additionally, the Panretin (ALRT1057) Purchase Option will terminate on the date the Stock Purchase Option terminates as to both Allergan and Ligand, whether by exercise or otherwise.

         If the Panretin (ALRT1057) Purchase Option is exercised, the purchase price (the "Panretin (ALRT1057) Purchase Option Exercise Price") for the period before June 3, 1998 and the last quarter of each of the fourth and fifth years from June 3, 1995 will be as follows:

                                                                 AGGREGATE
                                                             PANRETIN (ALRT1057)
                                                               PURCHASE OPTION
 IF THE PANRETIN (ALRT1057) PURCHASE OPTION IS EXERCISED        EXERCISE PRICE
 -------------------------------------------------------        --------------

                                                                 (IN MILLIONS)
 Before June 3, 1998                                                 $21.4

 During the last quarter of the fourth year                           27.8

 During the last quarter of the fifth year                            36.2

         The Panretin (ALRT1057) Purchase Option Exercise Price is adjusted on a straight-line basis at quarterly intervals beginning on June 3, 1998, through the termination of the Panretin (ALRT1057) Purchase Option. The Panretin (ALRT1057) Purchase Option Exercise Price was determined based on a number of factors and was not determined on an arms'-length basis.

         The Panretin (ALRT1057) Purchase Option Exercise Price may be paid in cash, in shares of Ligand common stock, in shares of Allergan common stock or in any combination thereof, provided that Allergan is not permitted to use any Ligand common stock that has not been registered under the Securities Act to pay any portion of the Panretin (ALRT1057) Purchase Option Exercise Price unless Ligand uses Ligand common stock to pay a portion of the Panretin (ALRT1057) Purchase Option Exercise Price. Any such shares of Ligand common stock and any such shares of Allergan common stock will be valued based upon the average of the closing prices for such stock for the 20 trading days immediately preceding the day prior to the closing date of the Panretin (ALRT1057) Purchase Option. If any of the Ligand common stock or Allergan common stock used to pay the Panretin (ALRT1057) Purchase Option Exercise Price is not registered under the Securities Act and listed or approved for quotation where such Ligand common stock or Allergan common stock, as the case may be, is then listed or traded, each of Ligand, with respect to such Ligand common stock, and Allergan, with respect to such Allergan common stock, will use its best efforts to register such shares under the Securities Act and have such registered shares listed or approved for quotation on such national securities exchange or over-the-counter-trading market as the Ligand common stock or Allergan common stock, as the case may be, is then listed or traded, within 90 days after the earliest of (i) the date the Stock Purchase Option terminates, (ii) the date the Stock Purchase Option is exercised and (iii) the date ALRT and its advisors determine that the retention of the Panretin (ALRT1057) Stock (as defined herein) would subject ALRT to the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").

         ALRT may not distribute or otherwise expend any proceeds received upon the exercise of the Panretin (ALRT1057) Purchase Option until the earlier of the closing of the Stock Purchase Option or the date the Stock Purchase Option terminates or expires unexercised. The Panretin (ALRT1057) Purchase Option Exercise Price does not exceed the aggregate amount of funds raised pursuant to the Offering until the third quarter of the fifth year following June 3, 1995. In the event that the Stock Purchase Option is not exercised following exercise of the Panretin (ALRT1057) Purchase Option, holders of Callable Common Stock may not recoup their entire investment in the Units.

         Based on information now available to them, Ligand and Allergan have not formed any current plan or intention as to whether or not to exercise the Panretin (ALRT1057) Purchase Option at any particular time and they will not be able to formulate such plan or intention prior to further clinical development of Panretin (ALRT1057). In addition, even if clinical development is successful, such decision is dependent upon several other factors including, but not limited to, potential market size and market penetration possible with the approved formulation of Panretin (ALRT1057), factors which are currently indeterminable.

         In the event that the Panretin (ALRT1057) Purchase Option is exercised by Ligand and Allergan by payment in whole or in part in shares of Ligand common stock and/or shares of Allergan common stock (the "Panretin (ALRT1057) Stock"), ALRT may become subject to the Investment Company Act. If, under all the facts and circumstances known and available to ALRT and its advisors within one year following exercise of the Panretin (ALRT1057) Purchase Option by payment in shares of the Panretin (ALRT1057) Stock, it is the opinion of ALRT and its advisors that the retention of the Panretin (ALRT1057) Stock would subject ALRT to the requirements of the Investment Company Act, ALRT will take such action as is necessary so as not to be subject to the Investment Company Act, including divesting itself of shares of Panretin (ALRT1057) Stock then held by ALRT and investing such proceeds in short-term government securities.

         Services Agreement. ALRT also entered into a services agreement with Ligand and Allergan (the "Services Agreement") under which Ligand and Allergan provide management and administrative services to ALRT at 110% of direct and indirect costs for services performed internally by Ligand and Allergan and on a cost reimbursement basis for services performed by third parties for Ligand and Allergan on ALRT's behalf. Such costs include all expenses incurred by Ligand and Allergan in connection with the Offering. The Services Agreement terminates on the earlier of (i) the closing of the exercise of the Stock Purchase Option or (ii) 12 months after expiration or termination of the Stock Purchase Option (other than by exercise). In addition, Allergan and Ligand may terminate the Services Agreement upon an Event of Default by ALRT, and ALRT may terminate the Services

Agreement upon an Event of Default by either Allergan or Ligand, subject to the non-breaching party's right to assume the breaching party's rights and obligations under the Major Agreements, the Panretin (ALRT1057) Purchase Option and the Stock Purchase Option.

GOVERNMENT REGULATION

         The manufacturing and marketing of products by the Company and its ongoing research and development activities are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous FDA regulation. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of an NDA to the FDA and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. A company must pay a one time user fee for NDA submissions, and annually pay user fees for each approved product and manufacturing establishment. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to preapproved inspections by the FDA prior to marketing approval and then to biennial inspections and must comply with current Good Manufacturing Practices ("cGMP"). To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

         Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the pharmaceutical is being tested. The pharmaceutical is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols previously submitted to the FDA as part of the IND that detail the objectives of the study, the parameters used to monitor safety and the efficacy criteria that are being evaluated. Each clinical study is conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the study is conducted. The IRB considers, among other things, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

         Clinical trials are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. In the development of drugs for the treatment of cancer, the initial studies are often conducted in patients with otherwise untreatable cancers rather than in healthy volunteers. These trials are referred to as Phase I/II trials and are primarily intended to determine side effects, human pharmacokinetics and maximum tolerated dose. Once a suitable dose is established, limited trials in specific types of cancer to evaluate efficacy are conducted. These are referred to as Phase IIb trials. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials (or Phase II/III trials for certain life-threatening indications) are undertaken to evaluate clinical efficacy further and to further test for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

         The results of the preclinical and clinical trials are submitted to the FDA in the form of an NDA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indications, further clinical trials would be necessary to gain approval for the use of the product for any additional indications. The FDA may also require postmarketing testing to monitor for adverse effects, which can involve significant expense.

         The results of preclinical studies and initial clinical trials are not necessarily predictive of results that will be obtained from large-scale clinical trials, and there can be no assurance that clinical trials of any product under development will demonstrate the safety and efficacy of such product or will result in a marketable product. The safety and efficacy of a therapeutic product under development by the Company must be supported by extensive data from clinical trials. A number of companies have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product and could have a material adverse effect on the Company. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays.

         The rate of completion of clinical trials of the Company's products is dependent upon, among other factors, the efforts of Ligand and Allergan on its behalf, obtaining adequate clinical supplies and the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company. There can be no assurance that, if clinical trials are completed, the Company will submit an NDA with respect to any potential products or that any such application will be reviewed and approved by the FDA in a timely manner, if at all.

         For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in existing regulations could have a material adverse effect on ALRT.

         A drug that receives Orphan Drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is currently entitled to a seven-year exclusive marketing period in the United States for that product claim. A drug that is considered by the FDA to be different than a particular Orphan Drug, however, is not barred from sale in the United States during such seven-year exclusive marketing period. The FDA has approved an application by Ligand on behalf of ALRT to have Oral Panretin (ALRT1057) designated an "Orphan Drug" for the treatment of APL. Ligand is preparing additional applications on behalf of ALRT for Orphan Drug designations in other indications. Congress is currently considering significant changes to the Orphan Drug Act, including a reduction in the exclusive marketing period from seven years to four years, with the possibility of a three-year extension for certain drugs.

         For marketing outside the United States before FDA approval to market, the Company must submit an export permit application to the FDA. The Company also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country and there can be no assurance that the Company or any of its partners will meet and sustain any such requirements.

PATENTS

         The patent positions of pharmaceutical and biopharmaceutical firms, including ALRT, are uncertain and involve complex legal and technical questions for which important legal principles are largely unresolved. In addition, the coverage sought in a patent application can be significantly reduced before or after a patent is issued. This uncertain situation is also affected by revisions to the United States patent law adopted in recent years to give effect to international accords to which the United States has become a party. The extent to which such changes in law will affect the operations of ALRT cannot be ascertained. In addition, there is currently pending before Congress legislation providing for other changes to the patent law which may adversely affect pharmaceutical and biopharmaceutical firms. If such pending legislation is adopted, the extent to which such changes would affect the operations of ALRT cannot be ascertained.

         Pursuant to the Technology License Agreement, prior to the expiration or termination of the Stock Purchase Option (other than by exercise) each of Ligand and Allergan will cause to be filed any patent applications with respect to the Core Technologies that they believe to be of commercial importance. After the expiration or termination of the Stock Purchase Option (other than by exercise), ALRT will have the sole right to file any patent applications with respect to the Core Technologies it believes to be of commercial importance.

         ALRT's success will therefore depend in part upon the ability of Ligand, Allergan or ALRT, as the case may be, to obtain strong patent protection both in the United States and other countries. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Core Technologies. Some of these patent applications, patents or technologies may conflict with the Core Technologies or patent applications of Ligand, Allergan or ALRT. Any such conflict could limit the scope of the patents, if any, that Ligand, Allergan or ALRT, as the case may be, may be able to obtain or result in the denial of the patent applications of Ligand, Allergan or ALRT, as the case may be. In addition, if patents that cover ALRT's activities are issued to other companies, there can be no assurance that ALRT would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

         To date, Ligand owns or has exclusively licensed over 193 currently pending patent applications in the United States relating to the Core Technologies, as well as foreign counterparts of certain of these applications in many countries. In addition, Ligand is the owner or exclusive licensee of rights covered by approximately 102 United States patents issued or allowed to it or to The Salk Institute, Baylor and other licensors. Subject to compliance with the terms of the respective agreements, Ligand's rights under its license with The Salk Institute and other exclusive licensors extend for the life of the patents covering such developments. Subject to certain exceptions, Ligand's rights under the patents and patent applications relating to the Core Technologies have been licensed to ALRT pursuant to the Technology License Agreement.

         With respect to retinoid compounds, Allergan has filed 113 patent applications in the United States Patent and Trademark Office and 96 of such applications have been allowed or issued. Approximately 247 foreign patent applications corresponding to such United States patent applications have been filed in Europe, Japan, Canada, Australia and various other foreign countries. The patents issued and applications filed, to date, are essentially patents to the individual compounds and, therefore, seek to protect Allergan's interest in developing its proprietary retinoid compounds. Other companies, such as BASF, Hoffman-La Roche ("Roche") and L'Oreal, have also obtained patents with respect to proprietary retinoid compounds. Subject to certain exceptions, Allergan's rights under the patents and patent applications relating to the Core Technologies have been licensed to ALRT pursuant to the Technology License Agreement.

         The commercial success of ALRT will also depend in part on ALRT not infringing patents issued to competitors and not breaching the technology licenses that might cover technology used in ALRT's products. It is uncertain whether any third-party patents will require ALRT to alter its products or processes, obtain licenses or cease certain activities. If any licenses are required, there can be no assurance that ALRT will be able to obtain any such license on commercially favorable terms, if at all. Failure by ALRT to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on ALRT. Litigation, which could result in substantial cost to ALRT, may also be necessary to enforce any patents issued to ALRT or to determine the scope and validity of third-party proprietary rights. Should any of its competitors have prepared and filed patent applications in the United States which claim technology also invented by ALRT, ALRT may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") in order to determine priority of invention and, thus, the right to a patent for the technology, all of which could result in substantial cost to ALRT to determine its rights.

         ALRT acquired rights to Panretin (ALRT1057) under an exclusive license from Ligand of a pending patent application. Ligand has informed ALRT that a United States patent has issued to, and foreign counterparts have been filed by, Roche that include claims to a formulation of 9-cis-Retinoic acid (Panretin (ALRT1057)) and use of that compound to treat epithelial cancers. Ligand, on behalf of

ALRT, had previously filed an application which has an earlier filing date than the Roche patent and which has claims that Ligand believes are broader than but overlap in part with claims under the Roche patent. Ligand and ALRT are currently investigating the scope and validity of this patent to determine its impact upon the Oral and Topical Panretin (ALRT1057) products. The PTO has informed Ligand that the overlapping claims are patentable to Ligand and stated its intention to initiate an interference proceeding to determine whether Ligand or Roche is entitled to a patent by having been first to invent the common subject matter. ALRT cannot be assured that Ligand will obtain a favorable outcome in the interference proceeding because of factors not known at this time upon which the outcome may depend. In addition, the interference proceeding may delay the decision of the PTO regarding the Ligand's application, on behalf of ALRT, for the Oral and Topical Panretin (ALRT1057) products. While the Company believes that the Roche patent does not cover the use of Oral and Topical Panretin (ALRT1057) to treat leukemias such as APL and sarcomas such as KS, or the treatment of skin diseases such as psoriasis, if Ligand, on behalf of ALRT, does not prevail in the interference proceeding, the Roche patent might block the use of Oral and Topical Panretin (ALRT1057) in certain cancers, and Ligand, on behalf of ALRT, may not be able to obtain patent protection for the Oral and Topical Panretin (ALRT1057) products.

COMPETITION

         Other products and therapies currently exist on the market that would compete directly with the products that ALRT is seeking to develop and market. There can be no assurance that ALRT's products, even if successfully tested and developed, will have sufficient advantages over existing products to cause physicians to adopt them over such other products, or that ALRT's products will offer an economically feasible alternative to such existing products.

         ALRT is engaged in a rapidly developing field. A number of companies are currently seeking to develop new products and therapies to address many of the diseases addressed by ALRT's IR technology. A number of companies are also pursuing IR-related or STAT-related approaches to drug discovery and development. It is expected that the number of companies seeking to develop products and therapies for these markets and the future markets which ALRT may address will increase. There can be no assurance that alternative products and therapies will not be developed that will either render ALRT's proposed products obsolete or that will have advantages that will significantly outweigh those of the products and therapies that ALRT is seeking to develop.

         Many of ALRT's existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than ALRT. In addition, many of these competitors have significantly greater experience than ALRT in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products. Accordingly, ALRT's competitors may succeed in obtaining FDA approval for products more rapidly than ALRT. Furthermore, if ALRT is permitted to commence commercial sales of products, they may also be competing with respect to marketing capabilities, an area in which ALRT does not have substantial experience. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with competitors of ALRT.

         In addition to the activities to be performed by each of Ligand and Allergan under the Development Agreement, it is anticipated that Ligand and Allergan will perform research and development work on products other than the retinoid Products being developed by ALRT. Such other products may utilize certain aspects of the Core Technologies or related or similar technologies in other or related areas. Allergan and Ligand, either jointly or alone, are entitled to develop and commercialize Independent Products using their own funds, so long as (i) the Board of Directors of ALRT shall have first made a reasonable determination that continued work on such compound would not materially conflict or interfere with the interests of the ALRT retinoid program or impair a party's ability to perform its obligations under the Major Agreements and (ii) at least $1 million per year is committed to development of such compound during each of the first two years of development of such compound. In addition, an Acquired Product may be commercialized by Ligand or Allergan, as the case may be, so long as such product was being commercially sold or is a product for which an application to market has been filed in the United States or other major market country at the time of its licensing or acquisition. See "Risks and Uncertainties -- Potential Competition from Allergan or Ligand."

EMPLOYEES

         ALRT has one employee, its president and chief executive officer, Dr. Marvin Rosenthale. Other than Dr. Rosenthale, the officers of ALRT are affiliated with Ligand or Allergan.

SPECIAL STOCK

         ALRT has issued 200 shares of Special Stock, 50% of which are held by Ligand and 50% of which are held by Allergan. The holders of shares of Special Stock are not entitled to vote, except: (i) as required by law and (ii) the holders of Special Stock, voting as a separate class, are entitled to elect two directors of ALRT. When entitled to vote, each holder of Special Stock has one vote for each share standing in his or her name.

         The holders of shares of Special Stock do not have the right to any profits of ALRT as a result of the ownership of such shares. In the event of the liquidation, dissolution or winding up of ALRT, holders of the Callable Common Stock shall have a priority over the holders of the Special Stock with respect to return of capital, and the holders of the shares of Special Stock shall not otherwise be entitled to participate in any way in the profits or assets of ALRT. ALRT does not presently intend to issue any additional shares of Special Stock.

         Until the Stock Purchase Option is exercised or terminates unexercised, ALRT shall not without the affirmative vote of the holders of a majority of the issued and outstanding shares of Special Stock, voting separately and as a class: (i) issue any additional shares of capital stock through a stock split, sale, reorganization or otherwise, (ii) alter, change or amend the rights, powers, preferences and restrictions of the Special Stock,
(iii) alter or change the provisions of ALRT's Certificate of Incorporation relating to ALRT's capital stock and the Stock Purchase Option, (iv) merge, consolidate or reorganize ALRT with or into any other corporation, (v) sell, liquidate or otherwise dispose of all or substantially all of the assets of ALRT, (vi) borrow an aggregate of in excess of $1 million outstanding at any one time; (vii) declare or pay dividends or make any other distributions to stockholders; or (viii) adopt, amend or repeal the Bylaws of ALRT. Thus, each of Ligand and Allergan, as a result of their ownership of 50% of the outstanding shares of Special Stock, could preclude the holders of a majority of the outstanding Callable Common Stock and the Board of Directors of ALRT from taking any of the foregoing actions during such period.

         ALRT may, from time to time on and after the termination of the Stock Purchase Option, redeem all of the outstanding shares of Special Stock by paying in cash $1.00 per share on each redeemed share. No other preemptive rights, conversion rights, redemption rights or sinking fund provisions will be applicable to Special Stock.

RISKS AND UNCERTAINTIES

         Early Stage of Development; No Assurance of Successful Development of Technologies or Related Products. ALRT has acquired from each of Ligand and Allergan a license to the Core Technologies for the purpose of accelerating the development and commercialization of retinoid drugs for therapeutic uses. ALRT has agreed with Allergan and Ligand that Allergan and Ligand will conduct research and development on Products in accordance with the Development Agreement for the purpose of identifying and developing Products for commercialization. While some research and development on the Core Technologies and certain Products has been conducted to date, significant product development, including extensive human clinical testing, is still to be undertaken. There can be no assurance that ALRT will be able to complete the development of any marketable products or that such products can be introduced in a timely manner. The successful development of any such products will require, in addition to technical advances, demonstration through human clinical studies that such products are safe and efficacious.

         Requirement for Additional Funds. The proceeds of the Offering together with the Contributions will not be sufficient to enable ALRT to successfully develop and commercialize any Products and ALRT will need to obtain significant additional funds to continue the development of its compounds. Until the expiration of the Stock Purchase Option, which will occur on the date it is anticipated that ALRT will have expended all of the Available Funds (which date is currently late 1997 or early 1998), ALRT is significantly restricted from raising additional funds without Allergan's and Ligand's consent and there can be no assurance that ALRT will have sufficient funds to successfully develop any Products. While Allergan and Ligand may, at their option, provide funds for further development of the Products, they are not obligated to do so. If the Stock Purchase Option is not exercised, ALRT would have to raise substantial funding while hiring, or otherwise obtaining access to, research, development and management personnel. See "--Dependence on Ligand and Allergan."

         ALRT's Board of Directors recently approved a research and development plan for the year ending December 31, 1997 which represents an acceleration in spending on ALRT's retinoid programs. The accelerated spending is the result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT. ALRT anticipates the acceleration in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998. Ligand and Allergan have certain purchase options over the Callable Common Stock and the assets of ALRT which could be triggered by the use of substantially all of ALRT's funds. There can be no assurance that Ligand or Allergan will exercise these options. See "--No Assurance of Exercise of Ligand's and Allergan's Options."

         No Assurance of Exercise of Ligand's and Allergan's Options. Neither Ligand nor Allergan is obligated to exercise either the Stock Purchase Option to acquire the shares of Callable Common Stock or the Panretin (ALRT1057) Purchase Option to acquire the Panretin (ALRT1057) Program Assets, and such options will be exercised only if, in the opinion of their respective Boards of Directors, it is in their respective best interests to do so. There can be no assurance that either Ligand or Allergan will conclude that exercise of either or both options is in their respective best interests. In addition, the exercise of the Panretin (ALRT1057) Purchase Option requires both Allergan and Ligand to conclude that a mutual decision to exercise the Panretin (ALRT1057) Purchase Option is in both of their best interests. If Ligand or Allergan exercises the Stock Purchase Option and pays all or a portion of the exercise price thereof with Ligand common stock or Allergan common stock, rather than with cash, the holders of Callable Common Stock who receive Ligand common stock or Allergan common stock will bear the investment risks associated with the ownership of such stock. Additionally, if Ligand and Allergan exercise the Panretin (ALRT1057) Purchase Option, ALRT will be unable to use the proceeds therefrom until the Stock Purchase Option is exercised or expires unexercised, and, to the extent such exercise price is paid for in Ligand common stock or Allergan common stock, ALRT will bear the investment risks associated with the ownership of such stock. If the Stock Purchase Option lapses without exercise, the Core Technologies together with improvements made during the term of the Development Agreement will continue to be exclusively licensed to ALRT, the Commercialization Agreement will remain in effect (subject to termination on 12-months' notice by ALRT, Ligand or Allergan) and each of ALRT, Ligand and Allergan will be free to pursue their own respective business strategies. In such an event, however, ALRT will require substantial additional funds. In such circumstances it is unlikely that such funds will be available on attractive terms, if at all. Furthermore, Allergan or Ligand or a third party could make an offer to acquire ALRT or the Callable Common Stock at a price lower than that set forth in the Stock Purchase Option.

         Dependence on Ligand and Allergan. Substantially all of the net proceeds of the Offering and the Contributions will be paid by ALRT to Allergan and Ligand under the Development Agreement and, under the Commercialization Agreement, Allergan and Ligand will be primarily responsible for the marketing and manufacturing of the Products, if any are commercialized. ALRT is not expected to have its own research, development, clinical licensing, administration, manufacturing or marketing employees or facilities and thus will be entirely dependent on Allergan and Ligand in all these areas. Subject to their respective obligations under the Development Agreement, consistent with commercially reasonable practices, Allergan and Ligand will have sole discretion to determine the allocation of their respective research, development, clinical, licensing, administration, manufacturing and marketing employees and facilities. Allergan's and Ligand's proprietary and collaborative development, licensing, manufacturing and marketing projects may compete for time and resources with projects undertaken for ALRT pursuant to the Development Agreement and the Commercialization Agreement, thereby delaying development, manufacture and marketing of the Products. Any material adverse change in the business or financial condition of Ligand or Allergan would have a material adverse effect upon ALRT. See "Relationship among ALRT, Ligand and Allergan -- Development Agreement."

         The Development Agreement and Commercialization Agreement. Allergan and Ligand are the contractors under the Development Agreement and will perform, or cause to be performed, all development activities thereunder. Additionally, Allergan and Ligand will be primarily responsible for the marketing and manufacture of Products under the Commercialization Agreement. ALRT will be responsible for and will pay the development costs that are incurred by Allergan and Ligand under the Development Agreement and the marketing and manufacturing costs incurred by Allergan and Ligand under the Commercialization Agreement. Ligand and Allergan will determine certain activities to be undertaken under the Development Agreement and in all events Ligand and Allergan will have substantial influence over all activities and procedures (including the timing and priorities thereof) to be undertaken under such agreements, subject to the approval of the Board of Directors of ALRT. Neither Ligand nor Allergan have any obligation to complete any development activity after all funds have been expended under the Development Agreement. Ligand's and Allergan's own projects and other third-party projects may compete for time and resources with projects undertaken pursuant to the Development Agreement and with the marketing and manufacture of Products under the Commercialization Agreement and the resources that Allergan and Ligand expend under such agreements may therefore be limited.

         No Assurance of Successful Manufacturing or Marketing. ALRT has no manufacturing or marketing capability. ALRT will be required to rely on Allergan, Ligand and other third parties approved by Allergan and Ligand to manufacture, sell and otherwise market Products. If ALRT is required to rely on third-party manufacturing and marketing, there can be no assurance that prior to the expiration of the Commercialization Agreement Allergan and Ligand will approve such third-party arrangements, that such third-party arrangements can be successfully negotiated or that any such arrangements will be available on commercially reasonable terms. Even if acceptable and timely manufacturing and marketing are available, including manufacturing and marketing of Products by Allergan and Ligand pursuant to the Commercialization Agreement, there can be no assurance that Products developed in accordance with the Development Agreement will be accepted in the marketplace.

         Losses; No Assurance of Profitability; Lack of Dividends. ALRT was recently formed and has incurred operating losses to date. ALRT anticipates that substantially all of the proceeds of the Offering and the Contributions will be expended prior to the receipt of any revenues by ALRT, resulting in additional significant losses. Further, even if ALRT is able to obtain the funds necessary to successfully develop any Products, there can be no assurance that they can be marketed profitably. Even if such Products are commercialized profitably, the initial losses incurred by ALRT may never be recovered. ALRT is prevented from paying dividends on the Callable Common Stock without the approval of Allergan and Ligand, and accordingly, does not expect to pay any dividends. See "-- Requirement for Additional Funds."

         Limitation on Certain ALRT Activities. Under its Amended and Restated Certificate of Incorporation, ALRT and its stockholders are prohibited from taking any action or permitting any action to be taken which is inconsistent with Allergan's and Ligand's rights under the Stock Purchase Option. Until the termination of the Stock Purchase Option, ALRT is not be able to issue additional capital stock, borrow more than $1 million in the aggregate, declare or pay dividends or make other distributions to stockholders, merge, consolidate or reorganize, or liquidate or sell all or substantially all of its assets without the approval of Allergan and Ligand. See "Relationship among ALRT, Ligand and Allergan -- Stock Purchase Option."

         Potential Competition from Allergan or Ligand. Both Allergan and Ligand are engaged in ongoing in-licensing and development of new products. While Allergan and Ligand have licensed all their rights with respect to the Core Technologies, each is allowed under the Technology License Agreement to pursue the Permitted Activities. Permitted Activities may, in some circumstances, lead to the development of products competitive with the Products, including, in the case of the exercise of the Panretin (ALRT1057) Purchase Option, products based on Panretin (ALRT1057). In addition, following termination of the Stock Purchase Option, Allergan and Ligand will be free to develop products that may compete with the Products. It is possible that the existence of any such competitive products could reduce Allergan's or Ligand's incentive to exercise either the Panretin (ALRT1057) Purchase Option or the Stock Purchase Option.

         Potential Loss of Technology by ALRT. Under the Development Agreement and the Commercialization Agreement, ALRT is obligated to make payments to Ligand and Allergan equal in the aggregate to substantially all of the Available Funds. If ALRT does not use such Available Funds as provided in the Development Agreement or otherwise breaches any of its material obligations under any of the Major Agreements, Allergan and Ligand may have the right to terminate the Technology License Agreement, and thereby reacquire rights to all technology licensed to ALRT thereunder, including improvements made to such technology using funds provided by ALRT. In the event of such a termination by Allergan and Ligand, ALRT will not receive any royalty or other compensation therefor and it is unlikely that Ligand or Allergan would exercise either the Panretin (ALRT1057) Purchase Option or the Stock Purchase Option.

         Acceleration of Stock Purchase Option. If ALRT terminates a Major Agreement due to an Event of Default by either Allergan or Ligand, the Stock Purchase Option will be exercisable for a period of 30 days by the non-breaching party if the non-breaching party, despite its best efforts, is unable to continue all or a substantial majority of the obligations of the breaching party under such Major Agreement. There can be no assurance that, at that time, the development of the Products will have progressed to a point where Allergan or Ligand will have sufficient information to determine whether to exercise the Stock Purchase Option. As a result, Allergan and Ligand may determine not to exercise the Stock Purchase Option. There can be no assurance that, upon termination of the Development Agreement by ALRT as described above, alternative arrangements for the development of some or all of the Products could be made or that such development of the Products by ALRT would be successful.

         No Assurance of Market for Units, Warrants or Callable Common Stock. Until the Separation Date, the Warrants and the Callable Common Stock that constitute the Units are transferable only as Units. After the Separation Date, the Warrants and the Callable Common Stock will be separately transferable. There can be no assurance that factors related to Ligand, Allergan, their relationship or otherwise will not depress the value of the Warrants, or that factors related to Ligand, Allergan, ALRT or otherwise will not depress the value of Callable Common Stock, in either case reducing the liquidity of an investment in the Units. The existence of the Stock Purchase Option and the Panretin (ALRT1057) Purchase Option may also place a cap on the upside potential of the trading price of the Units and/or Callable Common Stock and may further reduce the liquidity of an investment in the Units. In addition, while the Panretin (ALRT1057) Purchase Option remains outstanding, the possibility of exercise of such option by Allergan and Ligand may cause the Callable Common Stock to trade at a price which reflects the maximum consideration to be received by ALRT upon exercise of the Panretin (ALRT1057) Purchase Option and the progress made by ALRT in the development of other retinoid compounds. Furthermore, the value of the Callable Common Stock on the public market may be further affected by the uncertainties associated with the exercise of both the Panretin (ALRT1057) Purchase Option and the Stock Purchase Option. In the event of the exercise of the Panretin (ALRT1057) Purchase Option, the value of the Callable Common Stock on the public market will be affected by the progress made by ALRT in the development of other retinoid compounds. After the Separation Date, there can be no assurance that there will be an active trading market for the Warrants or the Callable Common Stock. Prior to the Separation Date, application will be made to list the Warrants and the Callable Common Stock for trading on the Nasdaq National Market.

         Attraction and Retention of Key Employees. ALRT is highly dependent on the principal members of Ligand's and Allergan's scientific and management staff, the loss of whose services might impede the achievement of development objectives. Furthermore, Ligand is currently experiencing a period of rapid growth which will require the hiring of significant numbers of scientific, management and operational personnel. Accordingly, the success of Allergan and Ligand in recruiting and retaining management and operational personnel and qualified scientific personnel to perform research and development work in the future will also be critical to ALRT's success. There can be no assurance that Ligand or Allergan will be able to attract and retain personnel required to support ALRT projects on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel.

         No Assurance that Exclusive Relationships will Continue. Ligand has entered into exclusive relationships relating to the in-licensing of technology with certain companies, academic institutions and scientists, including Dr. Ronald Evans of The Salk Institute. The agreements with these companies, institutions and scientists expire at various times, including the consulting agreement with Dr. Evans which expires in July 1998. There can be no assurance that Ligand will desire or be able to continue these relationships upon the expiration of the current agreements. ALRT is unable to ascertain what impact the loss of the services, or relationship, with any of these companies, institutions or scientists would have on its operations or financial position.

         Patents and Proprietary Technology. The patent positions of pharmaceutical and biopharmaceutical firms, including ALRT, are uncertain and involve complex legal and technical questions for which important legal principles are largely unresolved. In addition, the coverage sought in a patent application can be significantly reduced before or after a patent is issued. This uncertain situation is also affected by revisions to the United States patent law adopted in recent years to give effect to international accords to which the United States has become a party. The extent to which such changes in law will affect the operations of ALRT cannot be ascertained. In addition, there is currently pending before Congress legislation providing for other changes to the patent law which may adversely affect pharmaceutical and biopharmaceutical firms. If such pending legislation is adopted, the extent to which such changes would affect the operations of ALRT cannot be ascertained.

         ALRT's success will depend in part upon the ability of Ligand, Allergan or ALRT, as the case may be, to obtain strong patent protection both in the United States and other countries. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Core Technologies. Some of these patent applications, patents or technologies may conflict with the Core Technologies or patent applications of Ligand, Allergan or ALRT. Any such conflict could limit the scope of the patents, if any, that Ligand, Allergan or ALRT, as the case may be, may be able to obtain or result in the denial of the patent applications of Ligand, Allergan or ALRT, as the case may be. In addition, if patents that cover ALRT's activities are issued to other companies, there can be no assurance that ALRT would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

         The commercial success of ALRT will also depend in part on ALRT not infringing patents issued to competitors and not breaching the technology licenses that might cover technology used in ALRT's products. It is uncertain whether any third-party patents will require ALRT to alter its products or processes, obtain licenses or cease certain activities. If any licenses are required, there can be no assurance that ALRT will be able to obtain any such license on commercially favorable terms, if at all. Failure by ALRT to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on ALRT. Litigation, which could result in substantial cost to ALRT, may also be necessary to enforce any patents issued to ALRT or to determine the scope and validity of third-party proprietary rights. Should any of its competitors have prepared and filed patent applications in the United States which claim technology also invented by ALRT, ALRT may have to participate in interference proceedings declared by the PTO in order to determine priority of invention and, thus, the right to a patent for the technology, all of which could result in substantial cost to ALRT to determine its rights.

         ALRT acquired rights to Panretin (ALRT1057) under an exclusive license from Ligand of a pending patent application. Ligand has informed ALRT that a United States patent has issued to, and foreign counterparts have been filed by, Roche that include claims to a formulation of 9-cis-Retinoic acid (Panretin (ALRT1057)) and use of that compound to treat epithelial cancers. Ligand, on behalf of ALRT, had previously filed an application which has an earlier filing date than the Roche patent and which has claims that Ligand believes are broader than but overlap in part with claims under the Roche patent. Ligand and ALRT are currently investigating the scope and validity of this patent to determine its impact upon the Oral and Topical Panretin (ALRT1057) products. The PTO has informed Ligand that the overlapping claims are patentable to Ligand and stated its intention to initiate an interference proceeding to determine whether Ligand or Roche is entitled to a patent by having been first to invent the common subject matter. ALRT cannot be assured that Ligand will obtain a favorable outcome in the interference proceeding because of factors not known at this time upon which the outcome may depend. In addition, the interference proceeding may delay the decision of the PTO regarding the Ligand's application, on behalf of ALRT, for the Oral and Topical Panretin (ALRT1057) products. While the Company believes that the Roche patent does not cover the use of Oral and Topical Panretin (ALRT1057) to treat leukemias such as APL and sarcomas such as KS, or the treatment of skin diseases such as psoriasis, if Ligand, on behalf of ALRT, does not prevail in the interference proceeding, the Roche patent might block the use of Oral and Topical Panretin (ALRT1057) in certain cancers, and Ligand, on behalf of ALRT, may not be able to obtain patent protection for the Oral and Topical Panretin (ALRT1057) products.

         Competition; Technological Change. Other products and therapies currently exist on the market that would compete directly with the products that ALRT is seeking to develop and market. There can be no assurance that ALRT's products, even if successfully tested and developed, will have sufficient advantages over existing products to cause physicians to adopt them over such other products, or that ALRT's products will offer an economically feasible alternative to such existing products.

         ALRT is engaged in a rapidly developing field. A number of companies are currently seeking to develop new products and therapies to address many of the diseases addressed by ALRT's IR technology. A number of companies are also pursuing IR-related or STAT-related approaches to drug discovery and development, including Ligand and Allergan. It is expected that the number of companies seeking to develop products and therapies for these markets and the future markets which ALRT may address will increase. There can be no assurance that alternative products and therapies will not be developed that will either render ALRT's proposed products obsolete or that will have advantages that will significantly outweigh those of the products and therapies that ALRT is seeking to develop.

         Many of ALRT's existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than ALRT. In addition, many of these competitors have significantly greater experience than ALRT in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products. Accordingly, ALRT's competitors may succeed in obtaining FDA approval for products more rapidly than ALRT. Furthermore, if ALRT is permitted to commence commercial sales of products, they may also be competing with respect to marketing capabilities, an area in which ALRT does not have substantial experience.

         In addition to the activities to be performed by each of Ligand and Allergan under the Development Agreement, it is anticipated that Ligand and Allergan will perform research and development work on products other than the retinoid Products being developed by ALRT. Such other products may utilize certain aspects of the Core Technologies or related or similar technologies in other or related areas. Allergan and Ligand, either jointly or alone, are entitled to develop and commercialize Independent Products using their own funds, so long as (i) the Board of Directors of ALRT shall have first made a reasonable determination that continued work on such compound would not materially conflict or interfere with the interests of the ALRT retinoid program or impair a party's ability to perform its obligations under the Major Agreements and (ii) at least $1 million per year is committed to development of such compound during each of the first two years of development of such compound. In addition, an Acquired Product may be commercialized by Ligand or Allergan, as the case may be, so long as such product was being commercially sold or is a product for which an application to market has been filed in the United States or other major market country at the time of its licensing or acquisition. See "-- Potential Competition from Allergan and Ligand."

         Government Regulation. The manufacturing and marketing of ALRT's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. Prior to marketing, any drug developed by ALRT must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. These processes can take a number of years and require the expenditure of substantial resources.

         The time required for completing such testing and obtaining such approvals is uncertain, and approval itself may not be obtained. ALRT may decide to replace its compounds in testing with modified or optimized compounds, thus extending the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by ALRT. Moreover, prior to receiving FDA approval to market its products, ALRT may have to demonstrate that its products represent improved forms of treatment over existing therapies. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

         Third Party Reimbursement and Health Care Reform. ALRT's commercial success will be heavily dependent upon the reimburseability of the use of its products. There can be no assurance that Medicare and third-party payors will authorize or otherwise budget reimbursement for such usage at the current authorized levels. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. There can be no assurance that action taken by the federal government, if any, with regard to health care reform will not have a material adverse effect on ALRT. If any actions are taken by the federal government, such actions could adversely affect the prospects for future sales of ALRT's products.

         Product Liability and Insurance. ALRT is subject to the potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. ALRT currently does not have product liability insurance, but Allergan and Ligand have added ALRT as an additional named insured on their product liability insurance policies. There can be no assurance that Ligand and/or Allergan, as the case may be, will be able to maintain such insurance, that ALRT will be able to obtain product liability insurance at commercially reasonable rates or at all if Ligand and/or Allergan are not able to maintain such insurance on acceptable terms, that any insurance ALRT may obtain can be maintained on acceptable terms, or that insurance will provide adequate coverage against potential liabilities.

         Hazardous Materials. ALRT's research and development is conducted by Ligand and Allergan on ALRT's behalf and involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although ALRT believes that Ligand's and Allergan's safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, ALRT could be held liable for any damages that result and any such liability could exceed the resources of ALRT. ALRT may be required to reimburse Ligand and/or Allergan for substantial costs they incur to comply with environmental regulations.

         Conflicts of Interest. ALRT, Allergan and Ligand are separate companies. The best interests of the stockholders of the three companies may not be the same, and decisions made by Ligand or Allergan may adversely affect the interests of the holders of Callable Common Stock and/or the Units.

         Common Management. The Technology License Agreement, Development Agreement, Commercialization Agreement, Stock Purchase Option, Panretin (ALRT1057) Purchase Option Agreement, Asset Purchase Option Agreement and Services Agreement were approved by Allergan and Ligand, as the controlling stockholders of ALRT at the time of such approvals, which may have influenced the Board of Directors of ALRT to enter into such agreements. The current Board of Directors of ALRT is comprised of two persons who are directors and/or officers of Allergan or Ligand and three persons who are unaffiliated with Allergan or Ligand.

         Terms of Agreements and Special Stock. The terms of the Technology License Agreement, the Development Agreement, the Commercialization Agreement, the Stock Purchase Option, the Panretin (ALRT1057) Purchase Option Agreement, Asset Purchase Option Agreement, Services Agreement, and the Special Stock were determined by Allergan, Ligand and ALRT with the financial advisor to ALRT, Ligand and Allergan in connection with the Offering. The terms of these agreements were not negotiated at arm's-length.

         The Stock Purchase Option Exercise Price; Panretin (ALRT1057) Purchase Option Exercise Price; Warrant Exercise Price. The Stock Purchase Option Exercise Price, the Panretin (ALRT1057) Purchase Option Exercise Price and the exercise price of the Warrants were each determined by ALRT, Ligand and Allergan giving consideration to the stage of development of the Core Technologies, the agreements among ALRT, Allergan and Ligand, such other factors as ALRT, Allergan and Ligand deemed appropriate, and other advice given by their financial advisor. Such prices were not determined on an arms'-length basis.

Item 2.  PROPERTIES

         ALRT's offices are located at 2525 Dupont Drive, Irvine, California 92612. ALRT does not own or lease any properties.

Item 3.  LEGAL PROCEEDINGS

         From time to time, ALRT may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The shares of Callable Common Stock are subject to the Stock Purchase Option. See "Relationship among ALRT, Ligand and Allergan--Stock Purchase Option" under Part I above.

         The Callable Common Stock is not traded separately. The Units, each of which consists of one share of Callable Common Stock and two Warrants, each to purchase one share of Ligand common stock, are traded in the over the counter market on the Nasdaq National Market under the symbol "ALRIZ." The following table sets forth, for the period from June 5, 1995, the date of the first sale of Units in the Unit offering, through December 31, 1996, the range of high and low sale prices for the Units on the Nasdaq National Market.

                                1995                                         HIGH                    LOW
                                ----                                         ----                    ---
 Second Quarter (from June 5, 1995)  . . . . . . . . . . . . . . .           16                     11 3/4
 Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . .           16 1/2                 13 7/8
 Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .           18 -                   13 1/2


                                1996                                         HIGH                    LOW
                                ----                                         ----                    ---
 First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . .            22 1/2               17
 Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .            32                   20 1/2
 Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . .            30                   21 1/2
 Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .            31                   26 1/2

         At March 11, 1997, there were approximately 1,200 Unit holders of record. These numbers do not reflect persons or entities who hold their Units in nominee or "street name" through various brokerage firms.

         The Company has not declared or paid any cash dividends on its Callable Common Stock to date. ALRT is prevented from paying dividends on the Callable Common Stock without the approval of Allergan and Ligand until the termination of the Stock Purchase Option, and accordingly, does not expect to pay any dividends.

Item 6.  SELECTED FINANCIAL DATA

         The following data has been derived from audited financial statements of ALRT. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Company's Financial Statements and notes thereto in Item 8.

                                                                                            JUNE 3, 1995
                                                                                    (DATE OPERATIONS COMMENCED)
        RESULTS OF OPERATIONS:                                         1996              TO DECEMBER 31, 1995
                                                                    -----------           --------------------
           Interest income . . . . . . . . . . . . . . . . .        $  3,626,713           $  2,863,989
           Costs and expenses
              Research and development . . . . . . . . . . .          31,726,438             19,495,346
              General and administrative . . . . . . . . . .           1,344,876              1,152,188
                                                                    ------------           ------------
             Total costs and expenses  . . . . . . . . . . .          33,071,314             20,647,534
                                                                    ------------           ------------
           Net loss  . . . . . . . . . . . . . . . . . . . .         $(29,444,601)          $(17,783,545)
                                                                    ============           ============
           Net loss per callable common share(1) . . . . . .             $(9.06)                 $(5.47)
                                                                         ======                  ======
           Weighted average callable common shares(1)  . . .           3,250,000              3,250,000
                                                                       =========              =========

           BALANCE SHEET DATA:                                     DECEMBER 31, 1996    DECEMBER 31, 1995
                                                                   -----------------    -----------------
           Cash and cash equivalents   . . . . . . . . . . .         $29,897,327            $79,792,554
           Marketable securities . . . . . . . . . . . . . .          20,394,182                     --
           Total assets  . . . . . . . . . . . . . . . . . .           51,011,518             80,127,555

           Payable to Allergan, Inc. and
               Ligand Pharmaceuticals Incorporated   . . . .           3,889,188              2,886,234
           Total current liabilities . . . . . . . . . . . .           4,149,921              3,651,604
           Total stockholders' equity(2) . . . . . . . . . .          46,861,597             76,475,951
--------------------------

(1) See Note 2 of Notes to Financial Statements set forth in Item 8 for basis of computation.
(2)      No cash dividends have been declared since inception.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed above at "Business - Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

         The following should be read in conjunction with "Risks and Uncertainties" in Item 1, "Selected Financial Data" in Item 6 and the Company's Financial Statements and notes thereto in Item 8.

         ALRT commenced operations in June 1995 and received net proceeds of approximately $26.8 million upon issuance of 3.25 million Units, each of which consists of one share of Callable Common Stock and two Warrants, each to purchase one share of Ligand common stock. At that time, ALRT also received contributions of $50.0 million from Allergan and $17.5 million from Ligand. ALRT is utilizing substantially all of the net proceeds of the Offering and the Contributions to continue the research and development of potential retinoid compounds.

         The shares of Callable Common Stock are subject to the Stock Purchase Option, pursuant to which Ligand, and in the event not exercised by Ligand, Allergan, has an irrevocable option to purchase all, but not less than all, of the Callable Common Stock outstanding at the time such option is exercised at stated exercise prices from June 3, 1997 until the expiration of the Stock Purchase Option on the earlier of June 3, 2000 or a limited period of time after a Major Agreement is terminated due to an Event of Default. Ligand and Allergan also have the option, which must be exercised together, to acquire the Panretin (ALRT1057) Program Assets. See Notes 3 and 4 of Notes to Financial Statements.

RESULTS OF OPERATIONS

         The Company incurred a net loss of $29.4 million in 1996 and $17.8 million in 1995. Interest income was $3.6 million in 1996 and $2.9 million in 1995 as a result of investment of the unexpended cash held by ALRT from the completion of the Offering on June 3, 1995. Interest income will decrease in future periods as funds are used in performance of research and development activities, subject to general interest rate trends.

         Research and development expenses were $31.7 million in 1996 and $19.5 million in 1995. Since ALRT assumed responsibility for research and development costs of the Joint Venture in 1995, the research and development expenses for 1995 include research and development conducted by the Joint Venture in 1995 from January 1 to June 3, in addition to research and development activities of ALRT for the remaining period to December 31. Research and development activities were performed primarily by Ligand and Allergan under contracts with ALRT since June 1995. The Company expects research and development spending to continue to increase in 1997. This increase in spending is the result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT. The Company anticipates the increase in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998.

         General and administrative expenses were $1.3 million in 1996 and $1.2 million in 1995. Included in the general and administrative expenses was approximately $0.2 million in both 1996 and 1995 that the Company incurred under the Services Agreement with Ligand and Allergan, of which $0.1 million was paid to Ligand and $0.1 million was paid to Allergan in 1996 and 1995, respectively.

         During the term of the Development Agreement, the Company's activities will be limited to conducting research and development under the agreements with Ligand and Allergan. The Company does not expect to generate any revenues other than interest income during this period. Consequently, it expects to continue to incur net losses in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, ALRT had cash and cash equivalents and marketable securities of $50.3 million. The proceeds of the Offering together with the Contributions will not be sufficient to enable ALRT to successfully develop and commercialize any products, and ALRT will need to obtain significant additional funds to continue to develop its compounds. Until the expiration of the Stock Purchase Option, which will occur on the date it is anticipated that ALRT will have expended all of the available funds (which date is currently late 1997 or early 1998), ALRT is significantly restricted from raising additional funds without Allergan's and Ligand's consent and there can be no assurance that ALRT will have sufficient funds to successfully develop any Products. While Allergan and Ligand may, at their option, provide funds for further development of the Products, they are not obligated to do so. Such funds will be advanced to ALRT, if at all, at the option of Ligand and Allergan and the decision to make such advances must be a joint decision. As a result, ALRT does not anticipate any future cash inflows other than earnings on unexpended cash balances. Substantial funding will be necessary to complete the development of and to commercialize the Products, if any.

         ALRT's Board of Directors recently approved a research and development plan for the year ending December 31, 1997 which represents an acceleration in spending on ALRT's retinoid programs. The accelerated spending is the result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT. ALRT anticipates the acceleration in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998. Ligand and Allergan have certain purchase options over the Callable Common Stock and the assets of ALRT which could be triggered by the use of substantially all of ALRT's funds. There can be no assurance that Ligand or Allergan will exercise these options. See "Item 1 - Business - Risks and Uncertainties - No Assurance of Exercise of Ligand's and Allergan's Options."

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

         If ALRT does not use the Available Funds as provided in the Development Agreement or otherwise breaches any of its material obligations under any of the Major Agreements, Allergan and Ligand may have the right to terminate the Technology License Agreement, and thereby reacquire rights to all technology licensed to ALRT thereunder, including improvements made to such technology using funds provided by ALRT. In the event of such a termination by Allergan and Ligand, ALRT will not receive any royalty or other compensation therefor and it is unlikely that Ligand or Allergan would exercise either the Panretin (ALRT1057) Purchase Option or the Stock Purchase Option.

         During 1996, ALRT invested its excess cash in money market accounts, certificates of deposit, treasury bills and debt instruments of financial institutions and corporations with strong credit ratings. ALRT has established guidelines relative to diversification and maturities designed to maintain safety and liquidity. The guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The net proceeds from the Offering, combined with income on unexpended cash balances, are anticipated to provide funding for research and development and related administrative activities through the end of 1997 or early 1998.

         At December 31, 1996, the Company had federal and California net operating loss carryforwards of approximately $45.5 million and $2.4 million, respectively. The federal and California tax loss carryforwards will expire in 2010 and 2003, respectively, unless previously utilized. A valuation allowance has been recognized at December 31, 1996 as an offset to the deferred tax assets related to these net operating loss carryforwards as realization of such assets is uncertain. The Company also has federal and California research and development tax credit carryforwards totaling $1.5 million and $1.3 million, respectively, which will begin to expire in 2010 unless previously utilized.

         The Company does not currently maintain any line of credit agreements. The Company believes the impact of inflation on its business activities has not been significant to date.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors                                                     40
Balance Sheets at December 31, 1996 and 1995                                                          41
Statements of Operations for the year ended December 31, 1996 and for the period June 3, 1995 (date operations
         commenced) to December 31, 1995                                                              42
Statements of Stockholders' Equity for the period December 16, 1994
         (date of incorporation) to December 31, 1995
         and the year ended December 31, 1996                                                         43
Statements of Cash Flows for the period December 16, 1994
         (date of incorporation) to December 31, 1995
         and the year ended December 31, 1996                                                         44
Notes to Financial Statements                                                                      45-50




                         Report of Independent Auditors


The Board of Directors and Shareholders
Allergan Ligand Retinoid Therapeutics, Inc.

We have audited the accompanying balance sheets of Allergan Ligand Retinoid Therapeutics, Inc. as of December 31, 1996 and 1995, the related statement of operations for the period June 3, 1995 (date operations commenced) through December 31, 1995 and the year ended December 31, 1996, and the statements of stockholders' equity, and cash flows for the period December 16, 1994 (date of incorporation) through December 31, 1995 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allergan Ligand Retinoid Therapeutics, Inc. at December 31, 1996 and 1995, and the results of its operations for the period June 3, 1995 (date operations commenced) through December 31, 1995 and the year ended December 31, 1996, and its cash flows for the period December 16, 1994 (date of incorporation) through December 31, 1995 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.





Orange County, California
March 26, 1997

                  Allergan Ligand Retinoid Therapeutics, Inc.

                                 Balance Sheets


                                                                                   December 31,
                                                                           1996                     1995
                                                                           ----                     ----
ASSETS
Current assets:
   Cash and cash equivalents                                       $ 29,897,327             $ 79,792,554
   Marketable securities                                             20,394,182                       --
   Interest receivable and other current assets                         720,009                  335,001
                                                                   ------------             ------------
Total current assets                                               $ 51,011,518             $ 80,127,555
                                                                   ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable to Allergan, Inc.                              $    812,710             $  1,038,409

   Accounts payable to Ligand Pharmaceuticals Incorporated            3,076,478                1,847,825

   Accrued offering costs                                                    --                  434,759

   Other accounts payable and accrued liabilities                       260,733                  330,611
                                                                   ------------             ------------
Total current liabilities                                             4,149,921                3,651,604

Stockholders' equity:
   Callable Common Stock, $.001 par value, 3,250,000 shares
      authorized, issued and outstanding                                  3,250                    3,250

   Special Common Stock, $1 par value, 1,000 shares authorized,
      200 shares issued and outstanding                                     200                      200

   Additional paid-in capital                                        94,256,046               94,256,046

   Unrealized holding loss on marketable securities                    (169,753)                      --

   Accumulated deficit                                              (47,228,146)             (17,783,545)
                                                                   ------------             ------------
Total stockholders' equity                                           46,861,597               76,475,951
                                                                   ------------             ------------
                                                                   $ 51,011,518             $ 80,127,555
                                                                   ============             ============

See accompanying notes.

                  Allergan Ligand Retinoid Therapeutics, Inc.

                           Statements of Operations


                                                                                          June 3, 1995 (date
                                                                                         operations commenced)
                                                                     1996                to December 31, 1995
                                                                     ----                --------------------

Interest income                                                  $  3,626,713                  $  2,863,989
Costs and expenses:
   Research and development expenses                               31,726,438                    19,495,346
   General and administrative expenses                              1,344,876                     1,152,188
                                                                -------------                --------------
      Total costs and expenses                                     33,071,314                    20,647,534
                                                                ------------                 -------------

Net loss                                                         $(29,444,601)                 $(17,783,545)
                                                                 ============                  ============

Net loss per callable common share                                     $(9.06)                       $(5.47)
                                                                       ======                        ======


Weighted average callable common shares outstanding                 3,250,000                     3,250,000
                                                                 ============                  ============

See accompanying notes.

                  Allergan Ligand Retinoid Therapeutics, Inc.

                       Statements of Stockholders' Equity

         December 16, 1994 (date of incorporation) to December 31, 1996


                                                                                        UNREALIZED
                                        CALLABLE          SPECIAL                         HOLDING
                                      COMMON STOCK      COMMON STOCK      ADDITIONAL      LOSS ON                        TOTAL
                                    ----------------   ---------------     PAID-IN      MARKETABLE     ACCUMULATED   STOCKHOLDERS'
                                    SHARES    AMOUNT   SHARES   AMOUNT     CAPITAL      SECURITIES       DEFICIT       EQUITY
                                  -----------------------------------------------------------------------------------------------
Shares issued upon incorporation
 - December 16, 1994
 (date of incorporation)                 --   $   --    200      $200    $        --    $      --     $         --   $       200
                                  ----------------------------------------------------------------------------------------------
Balance at December 31, 1994             --       --    200       200             --           --               --           200

Issuance of callable common
 stock in initial public
 offering, net of offering
 costs of $5,740,704              3,250,000    3,250     --        --     26,756,046           --               --    26,759,296

Contribution from Allergan, Inc.         --       --     --        --     50,000,000           --               --    50,000,000

Contribution from Ligand
 Pharmaceuticals Incorporated            --       --     --        --     17,500,000           --               --    17,500,000

Net loss                                 --       --     --        --             --           --      (17,783,545)  (17,783,545)
                                  ----------------------------------------------------------------------------------------------
Balance at December 31, 1995      3,250,000    3,250    200       200     94,256,046           --      (17,783,545)   76,475,951

Net loss                                 --       --     --        --             --           --      (29,444,601)  (29,444,601)
Unrealized holding loss
 on marketable securities                --       --     --        --             --    (169,753)               --      (169,753)
                                  ----------------------------------------------------------------------------------------------
Balance at December 31, 1996      3,250,000   $3,250    200      $200    $94,256,046   $(169,753)     $(47,228,146)  $46,861,597
                                  ==============================================================================================

See accompanying notes.

                  Allergan Ligand Retinoid Therapeutics, Inc.

                           Statements of Cash Flows

         December 16, 1994 (date of incorporation) to December 31, 1996

                                                            1996             1995
                                                            ----             ----
Operating activities:
  Net loss                                              $(29,444,601)     $(17,783,545)

  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Changes in operating assets and liabilities:
      Interest receivable and other current assets          (385,008)         (335,001)
      Accounts payable to Allergan, Inc.                    (225,699)        1,038,409
      Accounts payable to Ligand Pharmaceuticals
       Incorporated                                        1,228,653         1,847,825
      Accrued offering costs                                (434,759)          434,759
      Other accounts payable and accrued liabilities         (69,878)          330,611
                                                        ------------      ------------
Net cash used in operating activities                    (29,331,292)      (14,466,942)

Investing activities:
  Purchase of marketable securities                      (20,563,935)               --

Financing activities:
  Proceeds from issuance of callable common stock
    in initial public offering, net                               --        26,759,296
  Proceeds from issuance of special common stock                  --               200
  Contribution from Allergan, Inc.                                --        50,000,000
  Contribution from Ligand Pharmaceuticals
   Incorporated                                                   --        17,500,000
                                                        ------------      ------------
  Net cash provided by financing activities                       --        94,259,496
                                                        ------------      ------------
Net increase (decrease) in cash and cash equivalents     (49,895,227)       79,792,554
Cash and cash equivalents at beginning of period          79,792,554                --
                                                        ------------      ------------
Cash and cash equivalents at end of period              $ 29,897,327      $ 79,792,554
                                                        ============      ============

See accompanying notes.

                  Allergan Ligand Retinoid Therapeutics, Inc.

                         Notes to Financial Statements

                               December 31, 1996

1. ORGANIZATION AND BUSINESS OPERATIONS

BUSINESS

Allergan Ligand Retinoid Therapeutics, Inc. (the Company) was incorporated in Delaware in 1994 and commenced operations on June 3, 1995 to continue the efforts of the Allergan Ligand Joint Venture (Joint Venture), established by Allergan, Inc. (Allergan) and Ligand Pharmaceuticals Incorporated (Ligand) in June 1992, to discover, develop and commercialize drugs based on retinoids (the Products).

On June 3, 1995, the Company and Ligand completed a public offering (the Offering) of 3.25 million units, each unit consisting of one share of the Company's callable common stock and two warrants, each to purchase one share of Ligand common stock. The Offering raised net proceeds for the Company of $26.8 million. At the completion of the Offering, Ligand contributed $17.5 million in cash, as well as warrants in exchange for (i) a right to acquire all of the Callable Common Stock at specified future dates and amounts and (ii) a right to acquire all rights to the Panretin (ALRT1057) products, jointly with Allergan, currently under development by the Company. At the same time, Allergan contributed $50.0 million in cash to the Company in exchange for (i) the right to acquire one-half of all technologies and other assets in the event Ligand exercises its right to acquire all of the Callable Common Stock, (ii) a similar right to acquire all of the Callable Common Stock if Ligand does not exercise its right and (iii) a right to acquire all rights to the Panretin (ALRT1057) products, jointly with Ligand.

         ALRT's Board of Directors recently approved a research and development plan for the year ending December 31, 1997 which represents an acceleration in spending on ALRT's retinoid programs. The accelerated spending is the result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT. ALRT anticipates the acceleration in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998. Ligand and Allergan have certain purchase options over the Callable Common Stock and the assets of ALRT which could be triggered by the use of substantially all of ALRT's funds. There can be no assurance that Ligand or Allergan will exercise these options.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

                  Allergan Ligand Retinoid Therapeutics, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF BUSINESS RISK

The Company conducts research and development for the purpose of identifying and developing retinoid drugs for therapeutic uses and is subject to intense competition and technological changes in the biotechnology industry. The Company is also dependent upon Allergan and Ligand who are primarily responsible for research, development, marketing and manufacturing on behalf of the Company.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of demand deposits and bank certificates of deposit carried at cost which approximates fair value.

MARKETABLE SECURITIES

Marketable securities consist of United States Treasury Bills and debt instruments of financial institutions and corporations with strong credit ratings. The Company determines the fair value of marketable securities based upon quoted market values. At December 31, 1996, the fair value of marketable securities was $169,753 less than cost. Such reduction in value was recorded as a charge in stockholders' equity as the marketable securities are available for sale.

CONCENTRATION OF CREDIT RISKS

The Company invests its excess cash in certificates of deposit and marketable securities. The Company has established guidelines with respect to diversification and maturities designed to maintain safety and liquidity.

RESEARCH AND DEVELOPMENT EXPENSES

The Company contracts with Allergan and Ligand to conduct research, development and initial clinical testing. The costs of such work are expensed as incurred.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

                  Allergan Ligand Retinoid Therapeutics, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER CALLABLE COMMON SHARE

Net loss per callable common share is calculated by dividing the net loss by the number of callable common shares outstanding, which was 3,250,000 at all times during the period from commencement of operations following the closing of the initial public offering on June 3, 1995 to December 31, 1996.

3. RELATIONSHIP WITH ALLERGAN AND LIGAND

TECHNOLOGY LICENSE AGREEMENT

Under a technology license agreement (the License), the Company has an exclusive license to use the retinoid technologies developed first by Allergan and Ligand and subsequently by the Joint Venture. The License granted is subject to certain exceptions that allow Allergan and Ligand to pursue limited research activities and development and commercialization of certain products. In consideration for the License, the Company will pay to Allergan and Ligand a royalty aggregating 3% of net sales of Products under the License during the life of applicable patents or, in certain circumstances, for 10 years.

RESEARCH AND DEVELOPMENT AGREEMENT

The Company entered into a research and development agreement (the Development Agreement) under which Allergan and Ligand perform research and development for the Company on retinoid compounds and products in accordance with annual budgets and development plans jointly proposed by Allergan and Ligand and approved by the Company's Board of Directors. Under the Development Agreement, the Company has agreed to reimburse Allergan and Ligand for their internal costs plus 10% and the cost of services performed by third parties. Total amounts charged to the Company during 1996 and 1995 by Allergan and Ligand under the Development Agreement were (in millions):

                                                 1996                   1995
                                                 ----                   ----
Allergan                                        $10.6                 $  6.6
Ligand                                           21.8                   12.7

If the Company discontinues development of compounds meeting certain criteria, Allergan and Ligand are entitled to develop and commercialize such compounds using their own funds. The Company is entitled to receive a royalty equal to 6% of net sales of any such independently developed products. The Company also has the right to reacquire any such product prior to the earlier of the commencement of Phase III clinical trials for such product or the exercise or expiration of the Stock Purchase Option, for an amount equal to costs incurred by Allergan and/or Ligand plus interest at 25% per year. Additionally, with respect to any reacquired product, the Company will pay a royalty equal to 4% of net sales to the developing party.

                  Allergan Ligand Retinoid Therapeutics, Inc.

3. RELATIONSHIP WITH ALLERGAN AND LIGAND (CONTINUED)

COMMERCIALIZATION AGREEMENT

The Company also entered into a commercialization agreement (the
Commercialization Agreement) which provides for the marketing, manufacture and sale by Allergan and/or Ligand of the Products developed under the Development Agreement which have received regulatory approval for commercial sale.

SERVICES AGREEMENT

The Company also entered into a services agreement (the Services Agreement) under which Allergan and Ligand provide management and administrative services to the Company at 110% of direct and indirect costs for services performed internally by Allergan and Ligand and on a cost reimbursement basis for services performed by third parties. Total amounts charged to the Company during 1996 and 1995 by Allergan and Ligand for these services under the Services Agreement were (in millions):

                                                 1996                   1995
                                                 ----                   ----
Allergan                                         $0.1                   $0.1
Ligand                                            0.1                    0.1

PANRETIN (ALRT1057) PURCHASE OPTION

The Company has granted Allergan and Ligand an option (the Panretin (ALRT1057) Purchase Option) to acquire the Company's Panretin (ALRT1057) Products. Unless the Panretin (ALRT1057) Purchase Option has been terminated as to either Allergan or Ligand as a result of default under the agreement (in which case the Panretin (ALRT1057) Purchase Option will only be exercisable by the party for which such option has not been terminated), Allergan and Ligand, jointly, may exercise the Panretin (ALRT1057) Purchase Option beginning on the earlier of (i) June 3, 1997 or (ii) the receipt of regulatory approval for commercial sale of any Panretin (ALRT1057) Product in the United States or in certain other major countries and ending on the earlier of (a) 90 days after receipt of such regulatory approval or (b) June 3, 2000. Additionally, the Panretin (ALRT1057) Purchase Option will terminate on the date the Stock Purchase Option is exercised or expires.

The Panretin (ALRT1057) Purchase Option exercise price is $21.4 million prior to June 3, 1998 and increases in equal amounts on a quarterly basis to $27.8 million on March 3, 1999 and to $36.2 million on March 3, 2000. The exercise price may be paid in cash, shares of Allergan or Ligand, or any combination thereof.

                  Allergan Ligand Retinoid Therapeutics, Inc.

3. RELATIONSHIP WITH ALLERGAN AND LIGAND (CONTINUED)

The Company may not distribute or otherwise expend any proceeds received upon the exercise of the Panretin (ALRT1057) Purchase Option until the earlier of the exercise or expiration of the Stock Purchase Option.

4. STOCKHOLDERS' EQUITY

STOCK PURCHASE OPTION

The Company's Callable Common Stock is subject to a Stock Purchase Option agreement pursuant to which Ligand and, in the event not exercised by Ligand, Allergan may purchase all, but not less than all, of the Callable Common Stock outstanding at specified prices, subject to adjustment. The option becomes exercisable on the earlier of (i) June 3, 1997 or (ii) the quarter in which the Company's available funds, as defined, decline below $10 million and expires on the earlier of (a) June 3, 2000 or (b) 90 days subsequent to such a decline in cash. The option is not exercisable prior to June 3, 1998 unless the available funds are less than $60 million at the date of exercise.

The Stock Purchase Option exercise price is $21.97 per share prior to June 3, 1998 and increases in equal amounts on a quarterly basis to $28.56 per share on March 3, 1999 and to $37.13 per share on March 3, 2000. The exercise price may be paid in cash, shares of Allergan or Ligand, or any combination thereof.

The Company may not, until the expiration of the Stock Purchase Option, pay any dividends, issue additional shares of capital stock, borrow money in excess of $1 million, merge, liquidate or sell all or substantially all of its assets.

WARRANTS

Each unit sold by the Company in its initial public offering includes two warrants, each warrant giving the holder the right to purchase one share of Ligand common stock at a price of $7.12 per share. The warrants are exercisable at any time from June 3, 1997 through June 2, 2000, subject to certain acceleration provisions including the exercise or expiration of the Stock Purchase Option. The warrants will trade with the Company's Callable Common Stock as units until they become exerciseable on June 3, 1997. After such date, the warrants will separate from the Company's common stock and become independently tradable.

                  Allergan Ligand Retinoid Therapeutics, Inc.

4. STOCKHOLDERS' EQUITY (CONTINUED)

SPECIAL STOCK

The Company has issued 200 shares of Special Stock to Allergan and Ligand. The Special Stock does not entitle Allergan and Ligand to vote, except in certain circumstances, or have the right to any profits of the Company. The Special Stock, however, entitles Allergan and Ligand to elect two directors to the Company's Board.

5. INCOME TAXES

Valuation allowances of $21 million at December 31, 1996 and $7.6 million at December 31, 1995 have been recognized as offsets to the deferred tax assets as realization of such assets is uncertain. Significant components of the Company's deferred tax assets as of December 31, 1996 and 1995 are (in thousands):

                                                      DECEMBER 31, 1996            DECEMBER 31, 1995
                                                      -----------------            -----------------
Deferred tax assets:
  Net operating loss carryforwards                        $16,076                       $ 6,777
  Research and development credits                          2,440                           327
  Capitalized costs and other                               2,470                           482
                                                          -------                       -------
Total deferred tax assets                                  20,986                         7,586
Valuation allowance for deferred tax assets               (20,986)                       (7,586)
                                                          -------                       -------
Net deferred tax assets                                   $    --                       $    --
                                                          =======                       =======


At December 31, 1996, the Company had federal and California net operating loss carryforwards of approximately $45.5 million and $2.4 million, respectively. The federal and California tax loss carryforwards will expire in 2010 and 2003, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards totaling $1.5 million and $1.3 million, respectively, which will begin to expire in 2010 unless previously utilized.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Identification of Directors. The information under the caption "Election of ALRT Directors," appearing in the Proxy Statement, is incorporated herein by reference.

         (b) Identification of Executive Officers. The information under the caption "Executive Officers," appearing in the Proxy Statement, is incorporated herein by reference.

         (c) Section 16(a) Beneficial Ownership Reporting Compliance. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement, is incorporated herein by reference.

Item 11.         EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation and Other Information," appearing in the Proxy Statement, is incorporated herein by reference.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the captions "Principal Stockholders" and "Security Ownership of Directors and Management," appearing in the Proxy Statement, is incorporated herein by reference.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Relationships and Related Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

                                    PART IV


Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)              (1)     Financial Statements

                          The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10- K. See Index to Financial Statements on page 39.

                          (2)     Financial Statement Schedules

                          All schedules have been omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

         (b)                      No reports on Form 8-K have been filed during
                          the last quarter of the period covered by this report.

         (c)                      Exhibits

                               EXHIBIT                                                                                PAGE
                               NUMBER                                                                                NUMBER
                                ------                                                                               ------
                                 *3.1   Amended and Restated Certificate of Incorporation of ALRT (Exhibit
                                        3.3)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --
                                 *3.2   By-laws of ALRT . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --
                                 *4.1   Form of stock certificate for shares of ALRT Callable Common Stock  . .        --
                                *10.1   Technology License Agreement (Exhibit 10.85)  . . . . . . . . . . . . .        --
                                *10.2   Research and Development Agreement (Exhibit 10.86)  . . . . . . . . . .        --
                                *10.3   Commercialization Agreement (Exhibit 10.87) . . . . . . . . . . . . . .        --
                                *10.4   Administrative Agreement (Exhibit 10.88)  . . . . . . . . . . . . . . .        --
                                *10.5   Services Agreement (Exhibit 10.89)  . . . . . . . . . . . . . . . . . .        --
                                *10.6   1057 Purchase Option Agreement (Exhibit 10.90)  . . . . . . . . . . . .        --
                                *10.7   Asset Purchase Option Agreement (Exhibit 10.91) . . . . . . . . . . . .        --
                                *10.8   Joint Venture Dissolution Agreement (Exhibit 10.92) . . . . . . . . . .        --





                           EXHIBIT                                                                                    PAGE
                           NUMBER                                                                                    NUMBER
                           ------                                                                                    ------
                                *10.9   Indemnity Agreement (Exhibit 10.93) . . . . . . . . . . . . . . . . . .        --
                               *10.10   Tax Allocation Agreement (Exhibit 10.94)  . . . . . . . . . . . . . . .        --
                               +10.11   Letter agreement effective June 5, 1995 between the Company and Dr.            --
                                        Marvin Rosenthale . . . . . . . . . . . . . . . . . . . . . . . . . . .
                               +10.12   Form of Indemnification Agreement between ALRT and each of its                 --
                                        directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                               +10.13   Form of Indemnification Agreement between ALRT and each of its                 --
                                        officers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                 11.1   Statement regarding computation of net loss per callable common share .
                                 24.1   Power of Attorney (see page 55) . . . . . . . . . . . . . . . . . . . .
                                 27.1   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . .
         ----------------------------

         + These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Annual Report on Form 10-K (File No. 0-25970) filed on March 29, 1996.

         * These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit (unless otherwise indicated) filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.


         Supplemental Information

                 Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 1997 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Commission prior to the time they are distributed to the Registrant's stockholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.



Date:  March 28, 1997                By:  /s/ Marvin E. Rosenthale
      ------------------                  -----------------------------------
                                          Marvin E. Rosenthale, President and
                                            Chief Executive Officer

                               POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints William L. Respess, Marvin E.
Rosenthale or Dwight J. Yoder, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                                          Title                                  Date
         ---------                                          -----                                  ----
/s/ Marvin E. Rosenthale          President and Chief Executive                       March 28, 1997
--------------------------        Officer (Principal Executive                        -------------------------
Marvin E. Rosenthale              Officer)

/s/ Dwight J. Yoder                Chief Financial Officer                            March 28, 1997
---------------------------------- (Principal Financial and                           ------------------------
Dwight J. Yoder                    Accounting Officer)

/s/ Harry F. Hixson                Director                                           March 28, 1997
----------------------------------                                                    -----------------------
Harry F. Hixson

/s/ Glenn F. Kiplinger             Director                                           March 28, 1997
----------------------------------                                                    -------------------------
Glenn F. Kiplinger

/s/ Gary L. Neil                   Director                                           March 28, 1997
----------------------------------                                                    ------------------------
Gary L. Neil

/s/ David E. Robinson              Director                                           March 28, 1997
----------------------------------                                                    -------------------------
David E. Robinson

/s/ William C. Shepherd            Director                                           March 28, 1997
--------------------------                                                            -------------------------
William C. Shepherd





EXHIBIT
NUMBER
-------
  *3.1   Amended and Restated Certificate of Incorporation of ALRT (Exhibit 3.3)
  *3.2   By-laws of ALRT
  *4.1   Form of stock certificate for shares of ALRT Callable Common Stock
 *10.1   Technology License Agreement (Exhibit 10.85)
 *10.2   Research and Development Agreement (Exhibit 10.86)
 *10.3   Commercialization Agreement (Exhibit 10.87)
 *10.4   Administrative Agreement (Exhibit 10.88)
 *10.5   Services Agreement (Exhibit 10.89)
 *10.6   1057 Purchase Option Agreement (Exhibit 10.90)
 *10.7   Asset Purchase Option Agreement (Exhibit 10.91)
 *10.8   Joint Venture Dissolution Agreement (Exhibit 10.92)
 *10.9   Indemnity Agreement (Exhibit 10.93)
*10.10   Tax Allocation Agreement (Exhibit 10.94)
+10.11   Letter agreement effective June 5, 1995 between the Company and Dr.
         Marvin Rosenthale
+10.12   Form of Indemnification Agreement between ALRT and each of its directors
+10.13   Form of Indemnification Agreement between ALRT and each of its officers
  11.1   Statement regarding computation of net loss per callable common share
  24.1   Power of Attorney (see page 55)
  27.1   Financial Data Schedule

----------------------------
+ These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Annual Report on Form 10-K (File No. 0-25970) filed on March 29, 1996.

* These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit (unless otherwise indicated) filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.