Form 10-Q
period 1997-03-31
ALLERGAN LIGAND RETINOID THERAPEUTICS INC
filed 1997-05-13
CIK 934592

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------
 (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1997.........................

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

--------------------------------------------------------------------------------

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

As of May 8, 1997 there were 3,250,000 shares of callable common stock outstanding, and 200 shares of special common stock outstanding.

Panretin(TM) is a trademark of ALRT.

                   ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


                                      INDEX



                                                                     Page
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

               Statements of Operations -                               3
               Three Months Ended March 31, 1997 and 1996

               Condensed Balance Sheets at March 31, 1997               4
                 and December 31, 1996

               Statements of Cash Flows -                               5
               Three Months Ended March 31, 1997 and 1996

               Notes to Financial Statements                          6-7

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                    8-19

PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          20

Signature                                                              21

PART I - FINANCIAL INFORMATION

                   Allergan Ligand Retinoid Therapeutics, Inc.

                            Statements of Operations
                    (In thousands, except per share amounts)



                                                     Three Months Ended
                                                     ------------------
                                                  March 31,        March 31,
                                                    1997             1996
                                                    ----             ----
Revenues:

Interest income                                    $   619          $   955

Costs and expenses:
       Research and development                      9,516            5,878
       General and administrative expenses             304              353
                                                   -------          -------
           Total costs and expenses                  9,820            6,231
                                                   -------          -------

Net loss                                           $(9,201)         $(5,276)
                                                   =======          =======

Net loss per callable common share                 $ (2.83)         $ (1.62)
                                                   =======          =======

Weighted average callable common
   shares outstanding                                3,250            3,250





See accompanying notes.

                   Allergan Ligand Retinoid Therapeutics, Inc.

                            Condensed Balance Sheets
                        (In thousands, except share data)



                                                         March 31,       December 31,
                                                           1997              1996
                                                           ----              ----
                                     ASSETS

Cash and cash equivalents                                $ 20,580          $ 29,897
Marketable securities                                      20,318            20,394
Other assets                                                  418               720
                                                         --------          --------
                                                         $ 41,316          $ 51,011
                                                         ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Payable to Allergan, Inc. and Ligand
          Pharmaceuticals Incorporated                   $  3,466          $  3,889
        Accounts payable and accrued liabilities              260               261
                                                         --------          --------
                 Total current liabilities                  3,726             4,150

 Stockholders' equity:
        Callable Common Stock, $.001 par value;
          3,250,000 shares authorized, issued
          and outstanding                                       3                 3
        Additional paid-in capital                         94,256            94,256
        Accumulated deficit                               (56,429)          (47,228)
        Unrealized holding loss on
          marketable securities                              (240)             (170)
                                                         --------          --------
                 Total stockholders' equity                37,590            46,861
                                                         --------          --------
                                                         $ 41,316          $ 51,011
                                                         ========          ========







See accompanying notes.

                   Allergan Ligand Retinoid Therapeutics, Inc.

                            Statements of Cash Flows
                                 (In thousands)



                                                                     Three Months Ended
                                                                     ------------------
                                                                  March 31,         March 31,
                                                                    1997              1996
                                                                    ----              ----
OPERATING ACTIVITIES:
        Net loss                                                  $ (9,201)         $ (5,276)
        Changes in operating assets and liabilities:
                 Other assets                                          302              (168)
                 Payable to Allergan, Inc. and
                   Ligand Pharmaceuticals Incorporated                (423)              694
                 Accounts payable and accrued liabilities               (1)             (358)
                                                                  --------          --------
                 Net cash used in operating activities              (9,323)           (5,108)
INVESTING ACTIVITIES:
        Sale (purchase) of marketable securities                         6           (20,623)
                                                                  --------          --------
Net decrease in cash and equivalents                                (9,317)          (25,731)
Cash and equivalents at beginning of period                         29,897            79,793
                                                                  --------          --------
Cash and equivalents at end of period                             $ 20,580          $ 54,062
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

On June 3, 1995, the Company and Ligand completed a public offering (the Offering) of 3.25 million units (the Units), each Unit consisting of one share of the Company's callable common stock (Callable Common Stock) and two warrants (the Warrants), each to purchase one share of Ligand common stock. The Offering raised net proceeds for the Company of $26.8 million. At the completion of the Offering, Ligand contributed $17.5 million in cash, as well as warrants in exchange for (i) a right to acquire all of the Callable Common Stock at specified future dates and amounts and (ii) a right to acquire all rights to the Panretin (ALRT1057) product, jointly with Allergan, currently under development by the Company. At the same time, Allergan contributed $50.0 million in cash to the Company in exchange for (i) the right to acquire one-half of technologies and other assets in the event Ligand exercises its right to acquire all of the Callable Common Stock, (ii) a similar right to acquire all of the Callable Common Stock if Ligand does not exercise its right and (iii) a right to acquire all rights to the Panretin (ALRT1057) product, jointly with Ligand.

ALRT's Board of Directors approved a research and development plan for the year ending December 31, 1997 which represents an acceleration in spending on ALRT's retinoid programs. The accelerated spending is the result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT. ALRT anticipates the acceleration in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998. Ligand and Allergan have certain purchase options over the Callable Common Stock and the assets of ALRT which could be triggered by the use of substantially all of ALRT's funds. There can be no assurance that Ligand or Allergan will exercise these options.

2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. Net loss per callable common share is computed by dividing the net loss by the number of callable common shares outstanding, which was 3,250,000 at all times during the quarter.

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

Allergan Ligand Retinoid Therapeutics, Inc.

value, with unrealized gains and losses reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income.

                   ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997

This Quarterly Report on Form 10-Q may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

The following should be read in conjunction with "--Risks and Uncertainties" below and the Company's Financial Statements and notes thereto in Item 1 above.

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

The shares of Callable Common Stock are subject to a stock purchase option (the Stock Purchase Option), pursuant to which Ligand, and in the event not exercised by Ligand, Allergan, has an irrevocable option to purchase all, but not less than all, of the Callable Common Stock outstanding at the time such option is exercised at stated exercise prices from June 3, 1997 until the expiration of the Stock Purchase Option on the earlier of June 3, 2000 or a limited period of time after a major agreement among ALRT, Ligand and Allergan is terminated due to an event of default. Ligand and Allergan also have the option, which must be exercised together, to acquire assets related to the development of Panretin(TM) (ALRT1057).

RESULTS OF OPERATIONS

The Company incurred a net loss of $9.2 million in the quarter ended March 31, 1997. Interest income was $0.6 million for the first quarter of 1997 and $1.0 million for the first quarter of 1996, as a result of investment of the remaining unexpended cash held by ALRT. The decrease in interest income in 1997 compared to 1996 was the result of the decrease in unexpended funds as ALRT funds its operating activities. Interest income will decrease in future periods as funds are used in performance of research and development activities, subject to general interest rate trends.

Research and development expenses in the first quarter were $9.5 million in 1997 and $5.9 million in 1996. Research and development activities were performed primarily by Ligand and Allergan under contracts with ALRT since June 1995. The Company expects research and development spending to continue to increase in 1997. This increase in spending is the result of more rapid discovery and development of a significantly larger library of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 (Continued)

RESULTS OF OPERATIONS (Continued)

viable retinoid compounds than anticipated at the time of formation of ALRT. The Company anticipates the increase in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998.

General and administrative expenses in the first quarter were $304,000 in 1997 and $353,000 in 1996.

The Company's activities will be limited to conducting research and development under the agreements with Ligand and Allergan. The Company does not expect to generate any revenues other than interest income during subsequent periods. Consequently, it expects to continue to incur net losses in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, ALRT had cash and cash equivalents and marketable securities of $40.9 million. The proceeds of the Offering together with the Contributions will not be sufficient to enable ALRT to successfully develop and commercialize any products (Products), and ALRT will need to obtain significant additional funds to continue to develop its compounds. Until the expiration of the Stock Purchase Option, which will occur on the date it is anticipated that ALRT will have expended all of the available funds (which date is currently late 1997 or early 1998), ALRT is significantly restricted from raising additional funds without Allergan's and Ligand's consent and there can be no assurance that ALRT will have sufficient funds to successfully develop any Products. While Allergan and Ligand may, at their option, provide funds for further development of the Products, they are not obligated to do so. Such funds will be advanced to ALRT, if at all, at the option of Ligand and Allergan and the decision to make such advances must be a joint decision. As a result, ALRT does not anticipate any future cash inflows other than earnings on unexpended cash balances. Substantial funding will be necessary to complete the development of and to commercialize the Products, if any.

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

If the Stock Purchase Option is not exercised, ALRT would have to raise substantial funding from the third parties through the sale of securities or the licensing of Product or technology rights. There can be no assurance that such funds will be available or, if available, will be on commercially reasonable terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

In addition, until the termination of the Stock Purchase Option, ALRT is not able to issue additional capital stock, borrow more than $1 million in the aggregate, declare or pay dividends or make other distributions to stockholders, merge, consolidate or reorganize or liquidate or sell all or substantially all of its assets without the prior written approval of Allergan and Ligand.

If ALRT does not use the available funds as provided in the development agreement or otherwise breaches any of its material obligations under any of the major agreements, Allergan and Ligand may have the right to terminate the technology license agreement, and thereby reacquire rights to all technology licensed to ALRT thereunder, including improvements made to such technology using funds provided by ALRT. In the event of such a termination by Allergan and Ligand, ALRT will not receive any royalty or other compensation therefor and it is unlikely that Ligand or Allergan would exercise either their option to acquire all assets related to the Panretin (ALRT1057) development program (the Panretin (ALRT1057) Purchase Option) or the Stock Purchase Option.

During the first quarter of 1997, ALRT invested its excess cash in money market funds and debt instruments of financial institutions and corporations with strong credit ratings. ALRT has established guidelines relative to diversification and maturities designed to maintain safety and liquidity. The guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The net proceeds from the Offering, combined with income on unexpended cash balances, are anticipated to provide funding for research and development and related administrative activities through the end of 1997, or early 1998.

The Company does not currently maintain any line of credit agreements. The Company believes the impact of inflation on its business activities has not been significant to date.

RISKS AND UNCERTAINTIES

Early Stage of Development; No Assurance of Successful Development of Technologies or Related Products. ALRT has acquired from each of Ligand and Allergan a license to the retinoid technologies developed and utilized by the Joint Venture (the Core Technologies) for the purpose of accelerating the development and commercialization of retinoid drugs for therapeutic uses. ALRT has agreed with Allergan and Ligand that Allergan and Ligand will conduct research and development on Products in accordance with the development agreement executed by ALRT, Allergan and Ligand (the Development Agreement) for the purpose of identifying and developing Products for commercialization. While some research and development on the Core Technologies and certain Products has been conducted to date, significant product development, including extensive human clinical testing, is still to be undertaken. There can be no assurance that ALRT will be able to complete the development of any marketable products or that such products can be introduced in a timely manner. The successful development of any such products will require, in addition to technical advances, demonstration through human clinical studies that such products are safe and efficacious.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

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

No Assurance of Exercise of Ligand's and Allergan's Options. Neither Ligand nor Allergan is obligated to exercise either the Stock Purchase Option to acquire the shares of Callable Common Stock or the Panretin (ALRT1057) Purchase Option to acquire the Panretin (ALRT1057) Program Assets, and such options will be exercised only if, in the opinion of their respective Boards of Directors, it is in their respective best interests to do so. There can be no assurance that either Ligand or Allergan will conclude that exercise of either or both options is in their respective best interests. In addition, the exercise of the Panretin (ALRT1057) Purchase Option requires both Allergan and Ligand to conclude that a mutual decision to exercise the Panretin (ALRT1057) Purchase Option is in both of their best interests. If Ligand or Allergan exercises the Stock Purchase Option and pays all or a portion of the exercise price thereof with Ligand common stock or Allergan common stock, rather than with cash, the holders of Callable Common Stock who receive Ligand common stock or Allergan common stock will bear the investment risks associated with the ownership of such stock. Additionally, if Ligand and Allergan exercise the Panretin (ALRT1057) Purchase Option, ALRT will be unable to use the proceeds therefrom until the Stock Purchase Option is exercised or expires unexercised, and, to the extent such exercise price is paid for in Ligand common stock or Allergan common stock, ALRT will bear the investment risks associated with the ownership of such stock. If the Stock Purchase Option lapses without exercise, the Core Technologies together with improvements made during the term of the Development Agreement will continue to be exclusively licensed to ALRT, the commercialization agreement executed

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

by ALRT, Allergan and Ligand (the Commercialization Agreement) will remain in effect (subject to termination on 12-months' notice by ALRT, Ligand or Allergan) and each of ALRT, Ligand and Allergan will be free to pursue their own respective business strategies. In such an event, however, ALRT will require substantial additional funds. In such circumstances it is unlikely that such funds will be available on attractive terms, if at all. Furthermore, Allergan or Ligand or a third party could make an offer to acquire ALRT or the Callable Common Stock at a price lower than that set forth in the Stock Purchase Option.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

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

Losses; No Assurance of Profitability; Lack of Dividends. ALRT was recently formed and has incurred significant operating losses to date. ALRT anticipates that substantially all of the proceeds of the Offering and the Contributions will be expended prior to the receipt of any revenues by ALRT, resulting in additional significant losses. Further, even if ALRT is able to obtain the funds necessary to successfully develop any Products, there can be no assurance that they can be marketed profitably. Even if such Products are commercialized profitably, the initial losses incurred by ALRT may never be recovered. ALRT is prevented from paying dividends on the Callable Common Stock without the approval of Allergan and Ligand, and accordingly, does not expect to pay any dividends. See "--Requirement for Additional Funds."

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

Potential Competition from Allergan or Ligand. Both Allergan and Ligand are engaged in ongoing in-licensing and development of new products. While Allergan and Ligand have licensed all their rights with respect to the Core Technologies, each is allowed under the technology license agreement executed by ALRT, Allergan and Ligand (the Technology License Agreement) to pursue the development of retinoid compounds under certain circumstances which may, in some circumstances, lead to the development of products competitive with the Products, including, in the case of the exercise of the Panretin (ALRT1057) Purchase Option, products based on Panretin (ALRT1057). In addition, following termination of the Stock Purchase Option, Allergan and Ligand will be free to develop products that may compete with the Products. It is possible that the existence of any such competitive products could reduce Allergan's or Ligand's incentive to exercise either the Panretin (ALRT1057) Purchase Option or the Stock Purchase Option. See "--Competition; Technological Change."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

Potential Loss of Technology by ALRT. Under the Development Agreement and the Commercialization Agreement, ALRT is obligated to make payments to Ligand and Allergan equal in the aggregate to substantially all of the available funds. If ALRT does not use such available funds as provided in the Development Agreement or otherwise breaches any of its material obligations under any of the major agreements with Allergan and Ligand (the Major Agreements), Allergan and Ligand may have the right to terminate the Technology License Agreement, and thereby reacquire rights to all technology licensed to ALRT thereunder, including improvements made to such technology using funds provided by ALRT. In the event of such a termination by Allergan and Ligand, ALRT will not receive any royalty or other compensation therefor and it is unlikely that Ligand or Allergan would exercise either the Panretin (ALRT1057) Purchase Option or the Stock Purchase Option.

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

No Assurance of Market for Units, Warrants or Callable Common Stock. Until June 3, 1997 (the Separation Date), the Warrants and the Callable Common Stock that constitute the Units are transferable only as Units. After the Separation Date, the Warrants and the Callable Common Stock will be separately transferable. There can be no assurance that factors related to Ligand, Allergan, their relationship or otherwise will not depress the value of the Warrants, or that factors related to Ligand, Allergan, ALRT or otherwise will not depress the value of Callable Common Stock, in either case reducing the liquidity of an investment in the Units. The existence of the Stock Purchase Option and the Panretin (ALRT1057) Purchase Option may also place a cap on the upside potential of the trading price of the Units and/or Callable Common Stock and may further reduce the liquidity of an investment in the Units. In addition, while the Panretin (ALRT1057) Purchase Option remains outstanding, the possibility of exercise of such option by Allergan and Ligand may cause the Callable Common Stock to trade at a price which reflects the maximum consideration to be received by ALRT upon exercise of the Panretin (ALRT1057) Purchase Option and the progress made by ALRT in the development of other retinoid compounds. Furthermore, the value of the Callable Common Stock on the public market may be further affected by the uncertainties associated with the exercise of both the Panretin (ALRT1057) Purchase Option and the Stock Purchase Option. In the event of the exercise of the Panretin (ALRT1057) Purchase Option, the value of the Callable Common Stock on the public market will be affected by the progress made by ALRT in the development of other retinoid compounds. After the Separation Date, there can be no assurance that there will be an active trading market for the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

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

ALRT's success will depend in part upon the ability of Ligand, Allergan or ALRT, as the case may be, to obtain strong patent protection both in the United States and other countries. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Core Technologies. Some of these patent applications, patents or technologies may conflict with the Core Technologies or patent applications of Ligand, Allergan or ALRT. Any such conflict could limit the scope of the patents, if any, that Ligand, Allergan

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

or ALRT, as the case may be, may be able to obtain or result in the denial of the patent applications of Ligand, Allergan or ALRT, as the case may be. In addition, if patents that cover ALRT's activities are issued to other companies, there can be no assurance that ALRT would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

The commercial success of ALRT will also depend in part on ALRT not infringing patents issued to competitors and not breaching the technology licenses that might cover technology used in ALRT's products. It is uncertain whether any third-party patents will require ALRT to alter its products or processes, obtain licenses or cease certain activities. If any licenses are required, there can be no assurance that ALRT will be able to obtain any such license on commercially favorable terms, if at all. Failure by ALRT to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on ALRT. Litigation, which could result in substantial cost to ALRT, may also be necessary to enforce any patents issued to ALRT or to determine the scope and validity of third-party proprietary rights. Should any of its competitors have prepared and filed patent applications in the United States which claim technology also invented by ALRT, ALRT may have to participate in interference proceedings declared by the United States Patent and Trademark Office (the PTO) in order to determine priority of invention and, thus, the right to a patent for the technology, all of which could result in substantial cost to ALRT to determine its rights.

ALRT acquired rights to Panretin (ALRT1057) under an exclusive license from Ligand of a pending patent application. Ligand has informed ALRT that a United States patent has issued to, and foreign counterparts have been filed by, Hoffman-La Roche (Roche) that include claims to a formulation of 9-cis-Retinoic acid (Panretin (ALRT1057)) and use of that compound to treat epithelial cancers. Ligand, on behalf of ALRT, had previously filed an application which has an earlier filing date than the Roche patent and which has claims that Ligand believes are broader than but overlap in part with claims under the Roche patent. Ligand and ALRT are currently investigating the scope and validity of this patent to determine its impact upon the Oral and Topical Panretin (ALRT1057) products. The PTO has informed Ligand that the overlapping claims are patentable to Ligand and has initiated an interference proceeding to determine whether Ligand or Roche is entitled to a patent by having been first to invent the common subject matter. ALRT cannot be assured that Ligand will obtain a favorable outcome in the interference proceeding because of factors not known at this time upon which the outcome may depend. In addition, the interference proceeding may delay the decision of the PTO regarding the Ligand's application, on behalf of ALRT, for the Oral and Topical Panretin (ALRT1057) products. While the Company believes that the Roche patent does not cover the use of Oral and Topical Panretin (ALRT1057) to treat leukemias such as APL and sarcomas such as KS, or the treatment of skin diseases such as psoriasis, if Ligand, on behalf of ALRT, does not prevail in the interference proceeding, the Roche patent might block the use of Oral and Topical Panretin (ALRT1057) in certain cancers, and Ligand, on behalf of ALRT, may not be able to obtain patent protection for the Oral and Topical Panretin (ALRT1057) products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

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

In addition to the activities to be performed by each of Ligand and Allergan under the Development Agreement, it is anticipated that Ligand and Allergan will perform research and development work on products other than the retinoid Products being developed by ALRT. Such other products may utilize certain aspects of the Core Technologies or related or similar technologies in other or related areas. Allergan and Ligand, either jointly or alone, are entitled to develop and commercialize using their own funds compounds that ALRT elects not to continue to develop after the compound enters clinical trials or after sufficient data to file an Investigational New Drug Application for the compound has been gathered, so long as (i) the Board of Directors of ALRT shall have first made a reasonable determination that continued work on such compound would not materially conflict or interfere with the interests of the ALRT retinoid program or impair a party's ability to perform its obligations under the Major Agreements and (ii) at least $1 million per year is committed to development of such compound during each of the first two years of development of such compound. In addition, retinoid products acquired by Ligand or Allergan may be commercialized by Ligand or Allergan, as the case may be, so long as such product was being commercially sold or is a product for which an application to market has been filed in the United States or other major market country at the time of its licensing or acquisition. See "--Potential Competition from Allergan and Ligand."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

Government Regulation. The manufacturing and marketing of ALRT's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. Prior to marketing, any drug developed by ALRT must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the the United States Food and Drug Administration (the FDA) and equivalent foreign authorities. These processes can take a number of years and require the expenditure of substantial resources.

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

Product Liability and Insurance. ALRT is subject to the potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. ALRT currently does not have product liability insurance, but Allergan and Ligand have added ALRT as an additional named insured on their product liability insurance policies. There can be no assurance that Ligand and/or Allergan, as the case may be, will be able to maintain such insurance, that ALRT will be able to obtain product liability insurance at commercially reasonable rates or at all if Ligand and/or Allergan are not able to maintain such insurance on acceptable terms, that any insurance ALRT may obtain can be maintained on acceptable

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

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

Common Management. The Technology License Agreement, Development Agreement, Commercialization Agreement and other agreements executed by ALRT, Allergan and Ligand in connection with the Offering were approved by Allergan and Ligand, as the controlling stockholders of ALRT at the time of such approvals, which may have influenced the Board of Directors of ALRT to enter into such agreements. The current Board of Directors of ALRT is comprised of two persons who are directors and officers of Allergan or Ligand and three persons who are unaffiliated with Allergan or Ligand.

Terms of Agreements and Special Stock. The terms of the Technology License Agreement, the Development Agreement, the Commercialization Agreement and other agreements executed by ALRT, Allergan and Ligand in connection with the Offering were determined by Allergan, Ligand and ALRT with the financial advisor to ALRT, Ligand and Allergan in connection with the Offering. The terms of these agreements were not negotiated at arm's-length.

The Stock Purchase Option Exercise Price; Panretin (ALRT1057) Purchase Option Exercise Price; Warrant Exercise Price. The exercise prices for the Stock Purchase Option and the Panretin (ALRT1057) Purchase Option and the exercise price of the Warrants were each determined by ALRT, Ligand and Allergan giving consideration to the stage of development of the Core Technologies, the agreements among ALRT, Allergan and Ligand, such other factors as ALRT, Allergan and Ligand deemed appropriate, and other advice given by their financial advisor. Such prices were not determined on an arms'-length basis.

Allergan Ligand Retinoid Therapeutics, Inc.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        - Exhibits
            (numbered in accordance with Item 601 of Regulation S-K)
          None.

        - Reports on Form 8-K.  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  May 13, 1997              ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.
        ---------------------



                                  /s/ Dwight J. Yoder
                                  --------------------------------------------
                                  Dwight J. Yoder
                                  Chief Financial Officer
                                  and Duly Authorized Officer