Form 10-Q
period 1997-06-30
ALLERGAN LIGAND RETINOID THERAPEUTICS INC
filed 1997-08-14
CIK 934592

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


--------------------------------------------------------------------------------
 (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1997.........................

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

As of July 31, 1997 there were 3,250,000 shares of callable common stock outstanding, and 200 shares of special common stock outstanding.

Panretin(TM) is a trademark of ALRT.

                   ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


                                      INDEX


                                                                    Page
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

             Statements of Operations -                                 3
             Three and Six Months Ended June 30, 1997 and 1996

             Condensed Balance Sheets at June 30, 1997                  4
               and December 31, 1996

             Statements of Cash Flows -                                 5
             Six Months Ended June 30, 1997 and 1996

             Notes to Financial Statements                            6-7

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                   8-20

PART II - OTHER INFORMATION

    ITEM 2 - CHANGES IN SECURITIES                                     21

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       21

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          21

Signature                                                              22


 PART I - FINANCIAL INFORMATION

                   Allergan Ligand Retinoid Therapeutics, Inc.

                            Statements of Operations
                    (In thousands, except per share amounts)



                                                Three Months                          Six Months
                                                   Ended                                Ended
                                                   -----                                -----
                                                  June 30,                             June 30,
                                            1997             1996                1997            1996
                                            ----             ----                ----            ----
Revenues:

Interest income                           $    493          $  1,133          $  1,112          $  2,088

Costs and expenses:
       Research and development              9,579             6,832            19,095            12,710
       General and administrative
         expenses                              466               435               770               788
                                          --------          --------          --------          --------
         Total costs and expenses           10,045             7,267            19,865            13,498
                                          --------          --------          --------          --------

Net loss                                   $(9,552)         $ (6,134)         $(18,753)         $(11,410)
                                          ========          ========          ========          ========

Net loss per callable
  common share                            $  (2.94)         $  (1.89)         $  (5.77)         $  (3.51)
                                          ========          ========          ========          ========

Weighted average callable
   common shares outstanding                 3,250             3,250             3,250             3,250





See accompanying notes.

                   Allergan Ligand Retinoid Therapeutics, Inc.

                            Condensed Balance Sheets
                        (In thousands, except share data)


                                                                   June 30,        December 31,
                                                                     1997              1996
                                                                   --------        ------------
                                     ASSETS
Cash and cash equivalents                                          $ 14,260          $ 29,897
Marketable securities                                                17,442            20,394
Other assets                                                            616               720
                                                                   --------          --------

                                                                   $ 32,318          $ 51,011
                                                                   ========          ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Payable to Allergan, Inc. and Ligand
          Pharmaceuticals Incorporated                             $  3,859          $  3,889
        Accounts payable and accrued liabilities                        361               261
                                                                   --------          --------

                 Total current liabilities                            4,220             4,150



 Stockholders' equity:
        Callable Common stock, $.001 par value;
          3,250,000 shares authorized, issued
          and outstanding                                                 3                 3
        Additional paid-in capital                                   94,256            94,256
        Accumulated deficit                                         (65,981)          (47,228)
        Unrealized holding loss on
          marketable securities                                        (180)             (170)
                                                                   --------          --------

                 Total stockholders' equity                          28,098            46,861
                                                                   --------          --------

                                                                   $ 32,318          $ 51,011
                                                                   ========          ========







See accompanying notes.

                   Allergan Ligand Retinoid Therapeutics, Inc.

                            Statements of Cash Flows
                                 (In thousands)



                                                                         Six Months
                                                                            Ended
                                                                            -----
                                                                   June 30,         June 30,
                                                                     1997             1996
                                                                     ----             ----
 OPERATING ACTIVITIES:
        Net loss                                                  $(18,753)         $(11,410)
        Changes in operating assets and liabilities:
                 Other assets                                          104              (770)
                 Payable to Allergan, Inc. and
                   Ligand Pharmaceuticals Incorporated                 (30)             (416)
                 Accounts payable and accrued liabilities              100              (533)
                                                                  --------          --------

                 Net cash used in operating activities             (18,579)          (13,129)

INVESTING ACTIVITIES:

        Sale(purchase) of marketable securities                      2,942           (24,064)
                                                                  --------          --------

Net decrease in cash and equivalents                               (15,637)          (37,193)

Cash and equivalents at beginning of period                         29,897            79,793
                                                                  --------          --------

Cash and equivalents at end of period                             $ 14,260          $ 42,600
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

On June 3, 1997, the Units separated and the Callable Common Stock and Warrants currently trade separately.

ALRT's Board of Directors approved a research and development plan for the year ending December 31, 1997 which represents an acceleration in spending on ALRT's retinoid programs. The accelerated spending is the result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT. ALRT anticipates the acceleration in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998. Ligand and Allergan have certain purchase options over the Callable Common Stock and the assets of ALRT, the exercise of which could be triggered by the use of substantially all of ALRT's funds. There can be no assurance that Ligand or Allergan will exercise these options.

2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. Net loss per callable common share is computed by dividing the net loss by the number of callable common shares outstanding, which was 3,250,000 at all times during the periods reported.

3. The Company invests its excess cash in money market funds and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities in order to maintain safety and liquidity.

Allergan Ligand Retinoid Therapeutics, Inc.

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

                   ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997

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

Allergan Ligand Retinoid Therapeutics, Inc. (ALRT) commenced operations in June 1995 and received net proceeds of approximately $26.8 million upon issuance of
3.25 million Units (the Offering), each of which consisted of one share of Callable Common Stock and two Warrants, each to purchase one share of Ligand Pharmaceuticals Incorporated (Ligand) common stock. At that time, ALRT also received cash contributions of $50.0 million from Allergan, Inc. (Allergan) and $17.5 million from Ligand (the Contributions). ALRT is utilizing substantially all of the net proceeds of the Offering and the Contributions to continue the efforts of the Allergan Ligand Joint Venture (the Joint Venture), established by Allergan and Ligand in June 1992, to discover, develop and commercialize drugs based on retinoids.

On June 3, 1997, the Units separated and the Callable Common Stock and Warrants currently trade separately. The shares of Callable Common Stock are subject to a stock purchase option (the Stock Purchase Option), pursuant to which Ligand, and in the event not exercised by Ligand, Allergan, has an irrevocable option to purchase all, but not less than all, of the Callable Common Stock outstanding at the time such option is exercised at stated exercise prices from June 3, 1997 until the expiration of the Stock Purchase Option on the earlier of June 3, 2000 or a limited period of time after the use of substantially all of the funds available for research and development or the termination of a major agreement among ALRT, Ligand and Allergan due to an event of default. Ligand and Allergan also have the option, which must be exercised together, to acquire assets related to the development of Panretin(TM) (ALRT1057).

RESULTS OF OPERATIONS
---------------------

The Company incurred net losses of $9.6 million for the second quarter and $18.8 million for the six months ended June 30, 1997 compared to net losses of $6.1 million and $11.4 million for the comparable periods in 1996. Interest income was $0.5 million for the second quarter and $1.1 million for the first six months of 1997 compared to $1.1 million and $2.1 million for the comparable periods in 1996. Interest income was earned as a result of investment of the remaining unexpended cash held by ALRT. The decrease in interest income in 1997 compared to 1996 was the result of the decrease in unexpended funds as ALRT funds its operating activities. Interest income will decrease in future periods as funds are used in performance of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

research and development activities, subject to general interest rate trends.

Research and development expenses were $9.6 million in the second quarter and $19.1 million for the six months ended June 30, 1997 compared to $6.8 million and $12.7 million for the comparable periods in 1996. Research and development activities were performed primarily by Ligand and Allergan under contracts with ALRT since June 1995. The Company expects research and development spending to continue to increase in 1997 compared to 1996. The increases in spending in 1997 are the result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT. The Company anticipates the increase in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998.

General and administrative expenses were $466,000 in the second quarter and $770,000 for the six months ended June 30, 1997 compared to $435,000 and $788,000 for the comparable periods in 1996.

The Company's activities will be limited to conducting research and development under the agreements with Ligand and Allergan during the terms of such agreements. The Company does not expect to generate any revenues other than interest income during subsequent periods. Consequently, it expects to continue to incur net losses in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1997, ALRT had cash and cash equivalents and marketable securities of $31.7 million. The proceeds of the Offering together with the Contributions will not be sufficient to enable ALRT to successfully develop and commercialize any products (Products), and ALRT will need to obtain significant additional funds to continue to develop its compounds. Until the expiration of the Stock Purchase Option, which will occur on the earlier of June 3, 2000 or a limited period of time after the use of substantially all the funds available for research and development (which date is currently anticipated to occur in late 1997 or early 1998) or the termination of a major agreement among ALRT, Ligand and Allergan due to an event of default, ALRT is significantly restricted from raising additional funds without Allergan's and Ligand's consent and there can be no assurance that ALRT will have sufficient funds to successfully develop any Products. Such funds will be advanced to ALRT, if at all, at the option of Ligand and Allergan and the decision to make such advances must be a joint decision. As a result, ALRT does not anticipate any future cash inflows other than earnings on unexpended cash balances. Substantial funding will be necessary to complete the development of and to commercialize the Products, if any.

ALRT's Board of Directors recently approved a research and development plan for the year ending December 31, 1997 which represents an acceleration in spending on ALRT's retinoid programs. The accelerated spending is the result of more rapid discovery and development of a significantly larger

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
-------------------------------------------

library of viable retinoid compounds than anticipated at the time of formation of ALRT. ALRT anticipates the acceleration in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998. Ligand and Allergan have certain purchase options over the Callable Common Stock and the assets of ALRT, the exercise which could be triggered by the use of substantially all of ALRT's funds. There can be no assurance that Ligand or Allergan will exercise these options.

If the Stock Purchase Option is not exercised, ALRT would have to raise substantial funding from third parties through the sale of securities or the licensing of Product or technology rights or both. There can be no assurance that such funds will be available or, if available, will be on commercially reasonable terms.

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

During the first six months of 1997, ALRT invested its excess cash in money market funds and debt instruments of financial institutions and corporations with strong credit ratings. ALRT has established guidelines relative to diversification and maturities designed to maintain safety and liquidity. The guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The net proceeds from the Offering, combined with income on unexpended cash balances, are anticipated to provide funding for research and development and related administrative activities through the end of 1997, or early 1998.

The Company does not currently maintain any line of credit agreements. The Company believes the impact of inflation on its business activities has not been significant to date.

RISKS AND UNCERTAINTIES
-----------------------

Early Stage of Development; No Assurance of Successful Development of Technologies or Related Products. ALRT has acquired from each of Ligand and Allergan a license to the retinoid technologies developed and utilized by the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

Requirement for Additional Funds. The net proceeds of the Offering together with the Contributions will not be sufficient to enable ALRT to successfully develop and commercialize any Products and ALRT will need to obtain significant additional funds to continue the development of its compounds. Until the expiration of the Stock Purchase Option, which will occur on the earlier of June 3, 2000 or a limited period of time after the use of substantially all the funds available for research and development (which date is currently anticipated to occur in late 1997 or early 1998) or the termination of a major agreement among ALRT, Ligand and Allergan due to an event of default, ALRT is significantly restricted from raising additional funds without Allergan's and Ligand's consent and there can be no assurance that ALRT will have sufficient funds to successfully develop any Products. If the Stock Purchase Option is not exercised, ALRT would have to raise substantial additional funding while hiring, or otherwise obtaining access to, research, development and management personnel. See "--Dependence on Ligand and Allergan."

ALRT's Board of Directors recently approved a research and development plan for the year ending December 31, 1997 which represents an acceleration in spending on ALRT's retinoid programs. The accelerated spending is the result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT. ALRT anticipates the acceleration in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998. Ligand and Allergan have certain purchase options over the Callable Common Stock and the assets of ALRT, the exercise of which could be triggered by the use of substantially all of ALRT's funds. There can be no assurance that Ligand or Allergan will exercise these options. See "--No Assurance of Exercise of Ligand's and Allergan's Options."

No Assurance of Exercise of Ligand's and Allergan's Options. Neither Ligand nor Allergan is obligated to exercise either the Stock Purchase Option to acquire the shares of Callable Common Stock or the Panretin (ALRT1057) Purchase Option to acquire the Panretin (ALRT1057) Program Assets, and such options will be exercised only if, in the opinion of their respective Boards of Directors, it is in their respective best interests to do so. There can be no assurance that either Ligand or Allergan will conclude that exercise of either or both options is in their respective best interests. In addition,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

the exercise of the Panretin (ALRT1057) Purchase Option requires both Allergan and Ligand to conclude that a mutual decision to exercise the Panretin (ALRT1057) Purchase Option is in both of their best interests. If Ligand or Allergan exercises the Stock Purchase Option and pays all or a portion of the exercise price thereof with Ligand common stock or Allergan common stock, rather than with cash, the holders of Callable Common Stock who receive Ligand common stock or Allergan common stock will bear the investment risks associated with the ownership of such stock. Additionally, if Ligand and Allergan exercise the Panretin (ALRT1057) Purchase Option, ALRT will be unable to use the proceeds therefrom until the Stock Purchase Option is exercised or expires unexercised, and, to the extent such exercise price is paid in Ligand common stock or Allergan common stock, ALRT will bear the investment risks associated with the ownership of such stock. If the Stock Purchase Option lapses without exercise, the Core Technologies together with improvements made during the term of the Development Agreement will continue to be exclusively licensed to ALRT, the commercialization agreement executed by ALRT, Allergan and Ligand (the Commercialization Agreement) will remain in effect (subject to termination on 12-months' notice by ALRT, Ligand or Allergan) and each of ALRT, Ligand and Allergan will be free to pursue their own respective business strategies. In such an event, however, ALRT will require substantial additional funds. In such circumstances it is unlikely that such funds will be available on attractive terms, if at all. Furthermore, Allergan or Ligand or a third party could make an offer to acquire ALRT or the Callable Common Stock at a price lower than that set forth in the Stock Purchase Option.

Dependence on Ligand and Allergan. Substantially all of the net proceeds of the Offering and the Contributions will be paid by ALRT to Allergan and Ligand under the Development Agreement and, under the Commercialization Agreement, Allergan and Ligand will be primarily responsible for the marketing and manufacturing of the Products, if any are commercialized during its term. ALRT is not expected to have its own research, development, clinical licensing, administration, manufacturing or marketing employees or facilities and thus will be entirely dependent on Allergan and Ligand in all these areas. Subject to their respective obligations under the Development Agreement, consistent with commercially reasonable practices, Allergan and Ligand will have sole discretion to determine the allocation of their respective research, development, clinical, licensing, administration, manufacturing and marketing employees and facilities. Allergan's and Ligand's proprietary and collaborative development, licensing, manufacturing and marketing projects may compete for time and resources with projects undertaken for ALRT pursuant to the Development Agreement and the Commercialization Agreement, thereby delaying development, manufacture and marketing of the Products. Any material adverse change in the business or financial condition of Ligand or Allergan would have a material adverse effect upon ALRT.

The Development Agreement and Commercialization Agreement. Allergan and Ligand are the contractors under the Development Agreement and will perform, or cause to be performed, all development activities thereunder. Additionally, Allergan and Ligand will be primarily responsible for the manufacture and marketing of Products under the Commercialization Agreement. ALRT will be responsible for and will pay the development costs that are incurred by Allergan and Ligand under the Development Agreement and the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

manufacturing and marketing costs incurred by Allergan and Ligand under the Commercialization Agreement. Ligand and Allergan will determine certain activities to be undertaken under the Development Agreement and in all events Ligand and Allergan will have substantial influence over all activities and procedures (including the timing and priorities thereof) to be undertaken under such agreements, subject to the approval of the Board of Directors of ALRT. Neither Ligand nor Allergan has any obligation to complete any development activity after all funds have been expended under the Development Agreement. Ligand's and Allergan's own projects and other third-party projects may compete for time and resources with projects undertaken pursuant to the Development Agreement and with the manufacture and marketing of Products under the Commercialization Agreement and the resources that Allergan and Ligand expend under such agreements may therefore be limited.

No Assurance of Successful Manufacturing or Marketing. ALRT has no manufacturing or marketing capability. ALRT will be required to rely on Allergan, Ligand and other third parties approved by Allergan and Ligand to manufacture, sell and otherwise market Products. If ALRT is required to rely on third-party manufacturing and marketing, there can be no assurance that, prior to the expiration of the Commercialization Agreement, Allergan and Ligand will approve such third-party arrangements, that such third-party arrangements can be successfully negotiated or that any such arrangements will be available on commercially reasonable terms. Even if acceptable and timely manufacturing and marketing are available, including manufacturing and marketing of Products by Allergan and Ligand pursuant to the Commercialization Agreement, there can be no assurance that Products developed in accordance with the Development Agreement will be accepted in the marketplace.

Losses; No Assurance of Profitability; Lack of Dividends. ALRT was recently formed and has incurred significant operating losses to date. ALRT anticipates that substantially all of the net proceeds of the Offering and the Contributions will be expended prior to the receipt of any revenues by ALRT, resulting in additional significant losses. Further, even if ALRT is able to obtain the funds necessary to successfully develop any Products, there can be no assurance that they can be marketed profitably. Even if such Products are commercialized profitably, the initial losses incurred by ALRT may never be recovered. ALRT is prevented from paying dividends on the Callable Common Stock without the approval of Allergan and Ligand, and accordingly, does not expect to pay any dividends. See "-- Requirement for Additional Funds."

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

Potential Competition from Allergan or Ligand. Both Allergan and Ligand are engaged in ongoing in-licensing and development of new products. While

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

No Assurance of Market for Warrants or Callable Common Stock. Since June 3, 1997 (the "Separation Date"), the Warrants and the Callable Common Stock have been separately transferable. There can be no assurance that factors related to Ligand, Allergan, their relationship or otherwise will not depress the value of the Warrants, or that factors related to Ligand, Allergan, ALRT or otherwise will not depress the value of Callable Common Stock, in either case reducing the liquidity of an investment in the Callable Common Stock. The existence of the Stock Purchase Option and the Panretin (ALRT1057) Purchase Option may also place a cap on the upside potential of the trading price of the Warrants and/or Callable Common Stock. In addition, while the Panretin (ALRT1057) Purchase Option remains outstanding, the possibility of exercise

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

of such option by Allergan and Ligand may cause the Callable Common Stock to trade at a price which reflects the maximum consideration to be received by ALRT upon exercise of the Panretin (ALRT1057) Purchase Option and the progress made by ALRT in the development of other retinoid compounds. Furthermore, the value of the Callable Common Stock or the Warrants on the public market may be further affected by the uncertainties associated with the exercise of both the Panretin (ALRT1057) Purchase Option and the Stock Purchase Option, factors related to Ligand's business or factors unrelated to either ALRT or Ligand. In the event of the exercise of the Panretin (ALRT1057) Purchase Option, the value of the Callable Common Stock on the public market will be affected by the progress made by ALRT in the development of other retinoid compounds. There can be no assurance that there will be an active trading market for the Warrants or the Callable Common Stock.

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

Patents and Proprietary Technology. The patent positions of pharmaceutical and biopharmaceutical firms, including ALRT, are uncertain and involve complex legal and technical questions for which important legal principles are largely unresolved. In addition, the coverage sought in a patent application can be significantly reduced before or after a patent is issued. This uncertain situation is also affected by revisions to the United States patent law adopted in recent years to give effect to international accords to which the United States has become a party. The extent to which such changes in law will affect the operations of ALRT cannot be ascertained. In addition, there is currently pending before Congress legislation providing for other changes to the patent law which may adversely affect pharmaceutical and biopharmaceutical firms. If such pending legislation is adopted, the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

ALRT acquired rights to Panretin (ALRT1057) under an exclusive license from Ligand of a pending patent application. Ligand has informed ALRT that a United States patent has issued to, and foreign counterparts have been filed by, Hoffman-La Roche (Roche) that include claims to a formulation of 9-cis-Retinoic acid (Panretin (ALRT1057)) and use of that compound to treat epithelial cancers. Ligand, on behalf of ALRT, had previously filed an application which has an earlier filing date than the Roche patent and which has claims that Ligand believes are broader than but overlap in part with claims under the Roche patent. Ligand and ALRT are currently investigating the scope and validity of this patent to determine its impact upon the Oral and Topical Panretin (ALRT1057) products. The PTO has informed Ligand that the overlapping claims are patentable to Ligand and has initiated an interference proceeding to determine whether Ligand or Roche is entitled to a patent by having been first to invent the common subject matter. ALRT cannot be assured that Ligand will obtain a favorable outcome in the interference proceeding because of factors not known at this time upon which the outcome

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

may depend. In addition, the interference proceeding may delay the decision of the PTO regarding the Ligand's application, on behalf of ALRT, with claims covering the Oral and Topical Panretin (ALRT1057) products. While the Company believes that the Roche patent does not cover the use of Oral and Topical Panretin (ALRT1057) to treat leukemias such as APL and sarcomas such as KS, or the treatment of skin diseases such as psoriasis, if Ligand, on behalf of ALRT, does not prevail in the interference proceeding, the Roche patent might block the use of Oral and Topical Panretin (ALRT1057) in certain cancers, and Ligand, on behalf of ALRT, may not be able to obtain patent protection for the Oral and Topical Panretin (ALRT1057) products.

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

In addition to the activities to be performed by each of Ligand and Allergan under the Development Agreement, it is anticipated that Ligand and Allergan will perform research and development work on products other than the retinoid Products being developed by ALRT. Such other products may utilize certain aspects of the Core Technologies or related or similar technologies in other or related areas. Allergan and Ligand, either jointly or alone, are entitled to develop and commercialize using their own funds compounds that ALRT elects not to continue to develop after the compound enters clinical trials or after sufficient data to file an Investigational New Drug Application for the compound has been gathered, so long as (i) the Board of Directors of ALRT shall have first made a reasonable determination that continued work on such compound would not materially conflict or interfere

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

Government Regulation. The manufacturing and marketing of ALRT's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. Prior to marketing, any drug developed by ALRT must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the United States Food and Drug Administration (the FDA) and equivalent foreign authorities. These processes can take a number of years and require the expenditure of substantial resources.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

Product Liability and Insurance. ALRT is subject to the potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. ALRT currently does not have product liability insurance, but Allergan and Ligand have added ALRT as an additional named insured on their respective product liability insurance policies.

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

Conflicts of Interest. ALRT, Allergan and Ligand are separate companies. The best interests of the stockholders of the three companies may not be the same, and decisions made by Ligand or Allergan may adversely affect the interests of the holders of Callable Common Stock and/or the Warrants.

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

The Stock Purchase Option Exercise Price; Panretin (ALRT1057) Purchase Option Exercise Price; Warrant Exercise Price. The exercise prices for the Stock Purchase Option and the Panretin (ALRT1057) Purchase Option and the exercise price of the Warrants were each determined by ALRT, Ligand and Allergan giving consideration to the stage of development of the Core Technologies, the agreements among ALRT, Allergan and Ligand, such other factors as ALRT,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

Allergan and Ligand deemed appropriate, and other advice given by their financial advisor. Such prices were not determined on an arms'-length basis.

Allergan Ligand Retinoid Therapeutics, Inc.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

        On June 3, 1997, the Units separated and the Callable Common Stock and Warrants currently trade separately.

Item 4.  Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on June 2, 1997. The following elections and proposals were approved at the Company's Annual Meeting:


                                            Votes          Votes          Votes        Votes          Votes
                                             For          Against       Withheld     Abstaining      Non-Vote
                                          ---------       -------       --------     ----------      --------
1.      Election of Directors

        CALLABLE COMMON STOCK
        ---------------------

        Harry F. Hixson                   2,477,125           0             862            0          772,875
        Glenn F. Kiplinger                2,477,197           0             790            0          772,803
        Gary L. Neil                      2,477,125           0             862            0          772,875

        SPECIAL STOCK
        -------------

        David E. Robinson                       100           0               0            0                0
        William C. Shepherd                     100           0               0            0                0

2.      Ratification of Independent
          Auditors                        2,477,520         318               0          149          772,013

Item 6. Exhibits and Reports on Form 8-K

        - Exhibits
            (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit 27.  Financial Data Schedule

        - Reports on Form 8-K.  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  August 14, 1997          ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.
        --------------------



                                 /s/ Dwight J. Yoder
                                 --------------------------------------
                                 Dwight J. Yoder
                                 Chief Financial Officer
                                 and Duly Authorized Officer

                                 EXHIBIT INDEX


          Exhibits
          --------

          Exhibit 27.  Financial Data Schedule