Form 10-K/A
period 1996-12-31
ALLERGAN LIGAND RETINOID THERAPEUTICS INC
filed 1997-11-10
CIK 934592

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-K/A#1


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

                                    PART II

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors                                                     4
Balance Sheets at December 31, 1996 and 1995                                                          5
Statements of Operations for the year ended December 31, 1996 and for the period June 3, 1995 (date operations
         commenced) to December 31, 1995                                                              6
Statements of Stockholders' Equity for the period December 16, 1994
         (date of incorporation) to December 31, 1995
         and the year ended December 31, 1996                                                         7
Statements of Cash Flows for the period December 16, 1994
         (date of incorporation) to December 31, 1995
         and the year ended December 31, 1996                                                         8
Notes to Financial Statements                                                                         9-14




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


                                         ERNST & YOUNG LLP


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

                  Allergan Ligand Retinoid Therapeutics, Inc.

4. STOCKHOLDERS' EQUITY (CONTINUED)

SPECIAL STOCK

The Company has issued 200 shares of Special Stock to Allergan and Ligand. The holders of shares of Special Stock are not entitled to vote, except: (i) as required by law and (ii) to elect two directors of ALRT, voting as a separate class. ALRT's Board of Directors consists of a total of five directors. When entitled to vote, each holder of Special Stock has one vote for each share standing in his or her name.

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

In addition, until the Stock Purchase Option is exercised or terminates unexercised, ALRT cannot, without the affirmative vote of the holders of a majority of the issued and outstanding shares of Special Stock, voting separately and as a class: (i) issue any additional shares of capital stock through a stock split, sale, reorganization or otherwise, (ii) alter, change or amend the rights, powers, preferences and restrictions of the Special Stock,
(iii) alter or change the provisions of ALRT's Certificate of Incorporation relating to ALRT's capital stock and the Stock Purchase Option, (iv) merge, consolidate or reorganize ALRT with or into any other corporation, (v) sell, liquidate or otherwise dispose of all or substantially all of the assets of ALRT, (vi) borrow an aggregate of in excess of $1 million outstanding at any one time, (vii) declare or pay dividends or make any other distributions to stockholders or (viii) adopt, amend or repeal the Bylaws of ALRT.

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



Date:  November 10, 1997             By:  /s/ Marvin E. Rosenthale
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

         Signature                                          Title                                  Date
         ---------                                          -----                                  ----
/s/ Marvin E. Rosenthale          President and Chief Executive                       November 10, 1997
--------------------------        Officer (Principal Executive                        -------------------------
Marvin E. Rosenthale              Officer)

/s/ Dwight J. Yoder                Chief Financial Officer                            November 10, 1997
---------------------------------- (Principal Financial and                           ------------------------
Dwight J. Yoder                    Accounting Officer)

      *                            Director                                           November 10, 1997
----------------------------------                                                    -----------------------
Harry F. Hixson

      *                            Director                                           November 10, 1997
----------------------------------                                                    -------------------------
Glenn F. Kiplinger

      *                            Director                                           November 10, 1997
----------------------------------                                                    ------------------------
Gary L. Neil

      *                            Director                                           November 10, 1997
----------------------------------                                                    -------------------------
David E. Robinson

      *                            Director                                           November 10, 1997
--------------------------                                                            -------------------------
William C. Shepherd

*By: /s/ Marvin E. Rosenthale
    ------------------------------
    Attorney-in-fact

                                      -15-