Form 10-Q
period 1997-09-30
ALLERGAN LIGAND RETINOID THERAPEUTICS INC
filed 1997-11-13
CIK 934592

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997 OR

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

As of October 31, 1997 there were 3,250,000 shares of callable common stock outstanding, and 200 shares of special common stock outstanding.

Panretin(TM) is a trademark of ALRT.

                   ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX



                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

                          Statements of Operations -                            3
                          Three and Nine Months Ended September 30, 1997
                            and 1996

                          Condensed Balance Sheets at September 30, 1997        4
                            and December 31, 1996

                          Statements of Cash Flows -                            5
                          Nine Months Ended September 30, 1997 and 1996

                          Notes to Financial Statements                        6-7

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                       8-19

PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  20

Signature                                                                      21

PART I - FINANCIAL INFORMATION

                   Allergan Ligand Retinoid Therapeutics, Inc.

                            Statements of Operations
                    (In thousands, except per share amounts)




                                        Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                      ----------------------      ----------------------
                                        1997          1996          1997          1996
                                      --------      --------      --------      --------
Revenues:

Interest income                       $    211      $    926      $  1,323      $  3,014

Costs and expenses:
       Research and development         10,331         9,379        29,426        22,089
       General and administrative
        expenses                           341           404         1,111         1,192
                                      --------      --------      --------      --------
        Total costs and expenses        10,672         9,783        30,537        23,281
                                      --------      --------      --------      --------

Net loss                              $(10,461)     $ (8,857)     $(29,214)     $(20,267)
                                      ========      ========      ========      ========

Net loss per callable
  common share                        $  (3.22)     $  (2.73)     $  (8.99)     $  (6.24)
                                      ========      ========      ========      ========

Weighted average callable
   common shares outstanding             3,250         3,250         3,250         3,250


See accompanying notes.

                   Allergan Ligand Retinoid Therapeutics, Inc.

                            Condensed Balance Sheets
                        (In thousands, except share data)



                                                               September 30,      December 31,
                                                                   1997               1996
                                                               -------------      ------------
                                     ASSETS
Cash and cash equivalents                                      $      21,969      $     29,897
Marketable securities                                                   --              20,394
Other assets                                                             148               720
                                                               -------------      ------------

                                                               $      22,117      $     51,011
                                                               =============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Payable to Allergan, Inc. and Ligand
          Pharmaceuticals Incorporated                         $       3,911      $      3,889
        Accounts payable and accrued liabilities                         389               261
                                                               -------------      ------------

                 Total current liabilities                             4,300             4,150



 Stockholders' equity:
        Callable Common stock, $.001 par value;
          3,250,000 shares authorized, issued
          and outstanding                                                  3                 3
        Additional paid-in capital                                    94,256            94,256
        Accumulated deficit                                          (76,442)          (47,228)
        Unrealized holding loss on
          marketable securities                                         --                (170)
                                                               -------------      ------------

                 Total stockholders' equity                           17,817            46,861
                                                               -------------      ------------

                                                               $      22,117      $     51,011
                                                               =============      ============


See accompanying notes.

                   Allergan Ligand Retinoid Therapeutics, Inc.

                            Statements of Cash Flows
                                 (In thousands)



                                                                     Nine Months Ended
                                                              --------------------------------
                                                              September 30,      September 30,
                                                                  1997               1996
                                                              -------------      -------------
OPERATING ACTIVITIES:
        Net loss                                              $     (29,214)     $     (20,267)
        Changes in operating assets and liabilities:
                 Other assets                                           572               (547)
                 Payable to Allergan, Inc. and
                   Ligand Pharmaceuticals Incorporated                   22              1,101
                 Accounts payable and accrued liabilities               128               (563)
                                                              -------------      -------------

                 Net cash used in operating activities              (28,492)           (20,276)

INVESTING ACTIVITIES:

        Sale(purchase) of marketable securities                      20,564            (20,564)
                                                              -------------      -------------

Net decrease in cash and equivalents                                 (7,928)           (40,840)

Cash and equivalents at beginning of period                          29,897             79,793
                                                              -------------      -------------

Cash and equivalents at end of period                         $      21,969      $      38,953
                                                              =============      =============


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

On June 3, 1995, the Company and Ligand completed a public offering (the Offering) of 3.25 million units (the Units), each Unit consisting of one share of the Company's callable common stock (Callable Common Stock) and two warrants (the Warrants), each to purchase one share of Ligand common stock. The Offering raised net proceeds for the Company of $26.8 million. At the completion of the Offering, Ligand contributed $17.5 million in cash, as well as warrants in exchange for (i) a right to acquire all of the Callable Common Stock at specified future dates and amounts (Stock Purchase Option) and (ii) a right to acquire all rights to the Panretin (ALRT1057) product, jointly with Allergan, currently under development by the Company. At the same time, Allergan contributed $50.0 million in cash to the Company in exchange for (i) the right to acquire one-half of technologies and other assets in the event Ligand exercises its right to acquire all of the Callable Common Stock (Asset Purchase Option), (ii) a similar right to acquire all of the Callable Common Stock if Ligand does not exercise its right and (iii) a right to acquire all rights to the Panretin (ALRT1057) product, jointly with Ligand.

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

On September 24, 1997, Ligand and Allergan announced that they had exercised their respective options to purchase the Callable Common Stock and certain assets of ALRT. Ligand's notice of exercise of the Stock Purchase Option included a stock purchase option exercise price of $21.97 per share of outstanding Callable Common Stock (in the aggregate, "Stock Purchase Option Exercise Price"), the original exercise price designated for the exercise of the Stock Purchase Option at any time prior to June 3, 1998. Ligand has filed a registration statement with the Securities and Exchange Commission registering the issuance of up to $46,410,000 in Ligand Common Stock as partial payment of the Stock Purchase Option Exercise Price. Ligand has reserved the right, at any time prior to the closing of the exercise of the Stock Purchase Option, to make payment of a greater amount of the Stock Purchase Option Exercise Price in cash than set forth in its notice of exercise.

Allergan's notice of exercise of its Asset Purchase Option included an aggregate asset purchase price of $8.9 million (Asset Purchase Option Exercise Price), the original exercise price designated for the exercise of the Asset Purchase Option at any time prior to June 3, 1998 under the governing asset purchase agreement. The Asset Purchase Option Exercise Price will be paid in cash to ALRT concurrently with the payment to holders of Callable Common Stock of the Stock Purchase Option Exercise Price and may be used to pay a portion of such Stock Purchase Option Exercise Price.

The record date for the purchase of the Callable Common Stock is October 14, 1997, and the scheduled closing date was November 3, 1997, pending an effective registration statement.

Allergan Ligand Retinoid Therapeutics, Inc.

2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. Net loss per callable common share is computed by dividing the net loss by the number of callable common shares outstanding, which was 3,250,000 at all times during the periods reported.

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

                   ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997

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

On September 24, 1997, Ligand and Allergan announced that they had exercised their respective options to purchase the Callable Common Stock and certain assets of ALRT. Ligand's notice of exercise of the Stock Purchase Option included a stock purchase option exercise price of $21.97 per share of outstanding Callable Common Stock the original exercise price designated for the exercise of the Stock Purchase Option at any time prior to June 3, 1998. Ligand has filed a registration statement with the Securities and Exchange Commission registering the issuance of up to $46,410,000 in Ligand Common Stock as partial payment of the Stock Purchase Option Exercise Price. Ligand has reserved the right, at any time prior to the closing of the exercise of the Stock Purchase Option, to make payment of a greater amount of the Stock Purchase Option Exercise Price in cash than set forth in its notice of exercise.

Allergan's notice of exercise of its Asset Purchase Option included an aggregate asset purchase price of $8.9 million, the original exercise price designated for the exercise of the Asset Purchase Option at any time prior to June 3, 1998 under the governing asset purchase agreement. The Asset Purchase Option Exercise Price will be paid in cash to ALRT concurrently with the payment to holders of Callable Common Stock of the Stock Purchase Option Exercise Price and may be used to pay a portion of such Stock Purchase Option Exercise Price.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 (Continued)

The record date for the purchase of the Callable Common Stock is October 14, 1997, and the scheduled closing date was November 3, 1997, pending an effective registration statement.

RESULTS OF OPERATIONS

The Company incurred net losses of $10.5 million for the third quarter and $29.2 million for the nine months ended September 30, 1997 compared to net losses of $8.9 million and $20.3 million for the comparable periods in 1996. Interest income was $0.2 million for the third quarter and $1.3 million for the first nine months of 1997 compared to $0.9 million and $3.0 million for the comparable periods in 1996. Interest income was earned as a result of investment of the remaining unexpended cash held by ALRT. The decrease in interest income in 1997 compared to 1996 was the result of the decrease in unexpended funds as ALRT funds its operating activities.

Research and development expenses were $10.3 million in the third quarter and $29.4 million for the nine months ended September 30, 1997 compared to $9.4 million and $22.1 million for the comparable periods in 1996. Research and development activities were performed primarily by Ligand and Allergan under contracts with ALRT since June 1995. Research and development spending increased in 1997 compared to 1996 as a result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT.

General and administrative expenses were $341,000 in the third quarter and $1,111,000 for the nine months ended September 30, 1997 compared to $404,000 and $1,192,000 for the comparable periods in 1996.

The Company's activities will be limited to conducting research and development under the agreements with Ligand and Allergan until such time that either Ligand or Allergan successfully completes the acquisition of the Callable Common Stock pursuant to the exercise of the Stock Purchase Option. The Company does not expect to generate any revenues other than interest income during subsequent periods. Consequently, it expects to continue to incur net losses in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, ALRT had cash and cash equivalents and marketable securities of $22.0 million. On September 24, 1997, Ligand and Allergan announced that they had exercised their respective options to purchase the Callable Common Stock and certain assets of ALRT. Ligand has filed a registration statement with the Securities and Exchange Commission registering the issuance of up to $46,410,000 in Ligand Common Stock as partial payment of the Stock Purchase Option Exercise Price. Promptly following the effectiveness of such registration statement, Ligand and Allergan intend to complete the exercise of their respective options. Absent this event, the proceeds of the Offering together with the Contributions will not be sufficient to enable ALRT to successfully develop and commercialize any products (Products), and ALRT will need to obtain significant additional funds to continue to develop its compounds. Until the expiration of the Stock Purchase Option, which will occur on the earlier of June 3, 2000 or a limited period of time after the use of substantially all the funds available for research and development (which date is currently anticipated to occur in late 1997 or early 1998) or the termination of a major agreement among ALRT, Ligand and Allergan due to an event of default, ALRT is significantly restricted from raising additional funds without Allergan's and Ligand's consent and there can be no assurance that ALRT will have sufficient funds to successfully develop any Products. Such funds will be advanced to ALRT, if at all, at the option of Ligand and Allergan and the decision to make such advances must be a joint decision. As a result, ALRT does not anticipate any future cash inflows other than

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

earnings on unexpended cash balances. Substantial funding will be necessary to complete the development of and to commercialize the Products, if any.

In January 1997, ALRT's Board of Directors approved a research and development plan for the year ending December 31, 1997 which represents an acceleration in spending on ALRT's retinoid programs. The accelerated spending is the result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT. ALRT anticipates the acceleration in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998.

If the exercise of the Stock Purchase Option is not completed by Ligand or Allergan, ALRT would have to raise substantial funding from third parties through the sale of securities or the licensing of Products or technology rights or both. There can be no assurance that such funds will be available or, if available, will be on commercially reasonable terms.

In addition, until the termination of the Stock Purchase Option, ALRT is not able to issue additional capital stock, borrow more than $1 million in the aggregate, declare or pay dividends or make other distributions to stockholders, merge, consolidate or reorganize or liquidate or sell all or substantially all of its assets without the prior written approval of Allergan and Ligand.

If ALRT does not use the available funds as provided in the development agreement or otherwise breaches any of its material obligations under any of the major agreements, Allergan and Ligand may have the right to terminate the technology license agreement, and thereby reacquire rights to all technology licensed to ALRT thereunder, including improvements made to such technology using funds provided by ALRT. In the event of such a termination by Allergan and Ligand, ALRT will not receive any royalty or other compensation therefor.

During the first nine months of 1997, ALRT invested its excess cash in money market funds and debt instruments of financial institutions and corporations with strong credit ratings. ALRT has established guidelines relative to diversification and maturities designed to maintain safety and liquidity. The guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The net proceeds from the Offering, combined with income on unexpended cash balances, are anticipated to provide funding for research and development and related administrative activities through the end of 1997 or early 1998.

The Company does not currently maintain any line of credit agreements. The Company believes the impact of inflation on its business activities has not been significant to date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 (Continued)

RISKS AND UNCERTAINTIES

No Assurance of Closing of Exercise of Ligand's and Allergan's Options. On September 24, 1997, Ligand and Allergan announced that they had exercised their respective options to purchase the Callable Common Stock and certain assets of ALRT. Ligand has filed a registration statement with the Securities and Exchange Commission registering the issuance of up to $46,410,000 in Ligand Common Stock as partial payment of the Stock Purchase Option Exercise Price. The number of shares to be delivered in payment of a portion of the Stock Purchase Option Exercise Price shall be determined by dividing the portion of the Stock Purchase Option Exercise Price to be paid in shares of Ligand Common Stock by the average of the closing price of a share of Ligand Common Stock on the Nasdaq National Market for the 20 trading days immediately preceding the day prior to the closing of the Stock Purchase Purchase Option Exercise (Average Value). If the Stock Purchase Option Exercise closed on November 3, 1997, the Average Value of the Ligand Common Stock would be $16.396875, resulting in a total of 2,830,417 shares of Ligand Common Stock being issued in connection with the Stock Purchase Option Exercise. Ligand has the ability to increase the amount of cash paid in connection with the Stock Purchase Option from the amount contained in the notice of Ligand's exercise of the Stock Purchase Option.

The holders of Callable Common Stock who receive Ligand Common Stock upon exercise of the Stock Purchase Option will bear the investment risks associated with the ownership of such stock.

If Ligand does not successfully complete the Stock Purchase Option, Allergan will have the right to acquire all of the outstanding Callable Common Stock for cash or shares of Ligand Common Stock or Allergan Common Stock, provided the issuance of such stock is covered by an effective registration statement. Allergan has a period of 10 days following Ligand's failure to successfully complete the Stock Purchase Option to exercise its stock purchase option, and must complete such exercise within 40 days of the delivery of its notice of exercise.

If the Stock Purchase Option lapses without Ligand or Allergan completing the exercise, the Core Technologies together with improvements made during the term of the Development Agreement will continue to be exclusively licensed to ALRT, the commercialization agreement executed by ALRT, Allergan and Ligand (the Commercialization Agreement) will remain in effect (subject to termination on 12-months' notice by ALRT, Ligand or Allergan) and each of ALRT, Ligand and Allergan will be free to pursue their own respective business strategies. In such an event, however, ALRT will require substantial additional funds. In such circumstances it is unlikely that such funds will be available on attractive terms, if at all. Furthermore, Allergan or Ligand or a third party could make an offer to acquire ALRT or the Callable Common Stock at a price lower than that set forth in the Stock Purchase Option.

Early Stage of Development; No Assurance of Successful Development of Technologies or Related Products. ALRT has acquired from Joint Venture (the Core Technologies) for the purpose of accelerating the development and commercialization of retinoid drugs for therapeutic uses. ALRT has agreed with Allergan and Ligand that Allergan and Ligand will conduct research and development on Products in accordance with the development agreement executed by ALRT, Allergan and Ligand (the Development Agreement) for the purpose of identifying and developing Products for commercialization. While some research and development on the Core Technologies and certain Products has been conducted to date, significant product development, including extensive human clinical testing, is still to be undertaken. There can be no assurance that ALRT will be able to complete the development of any marketable products or that such products can be introduced in a timely manner. The successful development of any such

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

products will require, in addition to technical advances, demonstration through human clinical studies that such products are safe and efficacious.

Requirement for Additional Funds. The net proceeds of the Offering together with the Contributions will not be sufficient to enable ALRT to successfully develop and commercialize any Products and ALRT will need to obtain significant additional funds to continue the development of its compounds. Until the expiration of the Stock Purchase Option, which will occur on the earlier of June 3, 2000 or a limited period of time after the use of substantially all the funds available for research and development (which date is currently anticipated to occur in late 1997 or early 1998) or the termination of a major agreement among ALRT, Ligand and Allergan due to an event of default, ALRT is significantly restricted from raising additional funds without Allergan's and Ligand's consent and there can be no assurance that ALRT will have sufficient funds to successfully develop any Products. If the exercise of the Stock Purchase Option is not successfully completed, ALRT would have to raise substantial additional funding while hiring, or otherwise obtaining access to, research, development and management personnel. See "--No Assurance of Closing of Exercise of Ligand's and Allergan's Options" and "--Dependence on Ligand and Allergan."

ALRT's Board of Directors approved a research and development plan for the year ending December 31, 1997 which represents an acceleration in spending on ALRT's retinoid programs. The accelerated spending is the result of more rapid discovery and development of a significantly larger library of viable retinoid compounds than anticipated at the time of formation of ALRT. ALRT anticipates the acceleration in spending could result in the use of substantially all of the funds available for research and development remaining in ALRT in late 1997 or early 1998. See "--No Assurance of Closing of Exercise of Ligand's and Allergan's Options."

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

The Development Agreement and Commercialization Agreement. Allergan and Ligand are the contractors under the Development Agreement and will perform, or cause to be performed, all development activities thereunder. Additionally, Allergan and Ligand will be primarily responsible for the manufacture and marketing of Products under the Commercialization Agreement. ALRT will be responsible for and will pay the development costs that are incurred by Allergan and Ligand under the Development Agreement and the manufacturing and marketing costs incurred by Allergan and Ligand under the Commercialization Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

Ligand and Allergan determine certain activities to be undertaken under the Development Agreement and in all events Ligand and Allergan will have substantial influence over all activities and procedures (including the timing and priorities thereof) to be undertaken under such agreements, subject to the approval of the Board of Directors of ALRT. Neither Ligand nor Allergan has any obligation to complete any development activity after all funds have been expended under the Development Agreement. Ligand's and Allergan's own projects and other third-party projects may compete for time and resources with projects undertaken pursuant to the Development Agreement and with the manufacture and marketing of Products under the Commercialization Agreement and the resources that Allergan and Ligand expend under such agreements may therefore be limited.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

Potential Competition from Allergan or Ligand. Both Allergan and Ligand are engaged in ongoing in-licensing and development of new products. While Allergan and Ligand have licensed all their rights with respect to the Core Technologies, each is allowed under the technology license agreement executed by ALRT, Allergan and Ligand (the Technology License Agreement) to pursue the development of retinoid compounds under certain circumstances which may, in some circumstances, lead to the development of products competitive with the Products, including, in the case of the exercise of the option to acquire all assets related to the Panretin (ALRT1057) development program (the Panretin (ALRT1057) Purchase Option), products based on Panretin (ALRT1057). See "--Competition; Technological Change."

Potential Loss of Technology by ALRT. Under the Development Agreement and the Commercialization Agreement, ALRT is obligated to make payments to Ligand and Allergan equal in the aggregate to substantially all of the available funds. If ALRT does not use such available funds as provided in the Development Agreement or otherwise breaches any of its material obligations under any of the major agreements with Allergan and Ligand (the Major Agreements), Allergan and Ligand may have the right to terminate the Technology License Agreement, and thereby reacquire rights to all technology licensed to ALRT thereunder, including improvements made to such technology using funds provided by ALRT. In the event of such a termination by Allergan and Ligand, ALRT will not receive any royalty or other compensation therefor.

No Assurance of Market for Warrants or Callable Common Stock. Since June 3, 1997 (the Separation Date), the Warrants and the Callable Common Stock have been separately transferable. There can be no assurance that factors related to Ligand, Allergan, their relationship or otherwise will not depress the value of the Warrants, or that factors related to Ligand, Allergan, ALRT or otherwise will not depress the value of Callable Common Stock, in either case reducing the liquidity of an investment in the Callable Common Stock. The existence of the Stock Purchase Option and the Panretin (ALRT1057) Purchase Option may also place a cap on the upside potential of the trading price of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

the Warrants and/or Callable Common Stock. The value of the Callable Common Stock or the Warrants on the public market may be further affected by the uncertainties associated with the exercise of the Stock Purchase Option, factors related to Ligand's business or factors unrelated to either ALRT or Ligand. There can be no assurance that there will be an active trading market for the Warrants or the Callable Common Stock.

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

Patents and Proprietary Technology. The patent positions of pharmaceutical and biopharmaceutical firms, including ALRT, are uncertain and involve complex legal and technical questions for which important legal principles are largely unresolved. In addition, the coverage sought in a patent application can be significantly reduced before or after a patent is issued. This uncertain situation is also affected by revisions to the United States patent law adopted in recent years to give effect to international accords to which the United States has become a party. The extent to which such changes in law will affect the operations of ALRT cannot be ascertained. In addition, there is currently pending before Congress legislation providing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

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

ALRT acquired rights to Panretin (ALRT1057) under an exclusive license from Ligand of a pending patent application. Ligand has informed ALRT that a United States patent has issued to, and foreign counterparts have been filed by, Hoffman-La Roche (Roche) that include claims to a formulation of 9-cis-Retinoic acid (Panretin (ALRT1057)) and use of that compound to treat epithelial cancers. Ligand, on behalf of ALRT, had previously filed an application which has an earlier filing date than the Roche patent and which has claims that Ligand believes are broader than but overlap in part with claims under the Roche patent. Ligand and ALRT are currently investigating the scope and validity of this patent to determine its impact upon the Oral and Topical Panretin (ALRT1057) products. The PTO has informed Ligand that the overlapping claims are patentable to Ligand and has initiated an interference proceeding to determine whether Ligand or Roche is entitled to a patent by having been first to invent the common subject matter. ALRT cannot be assured that Ligand

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

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

In addition to the activities to be performed by each of Ligand and Allergan under the Development Agreement, it is anticipated that Ligand and Allergan will perform research and development work on products other than the retinoid Products being developed by ALRT. Such other products may utilize certain aspects of the Core Technologies or related or similar technologies in other or related areas. Allergan and Ligand, either jointly or alone, are entitled to develop and commercialize using their own funds compounds that ALRT elects not to continue to develop after the compound enters clinical trials or after sufficient data to file an Investigational New Drug Application for the compound has been gathered, so long as (i) the Board of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

Directors of ALRT shall have first made a reasonable determination that continued work on such compound would not materially conflict or interfere with the interests of the ALRT retinoid program or impair a party's ability to perform its obligations under the Major Agreements and (ii) at least $1 million per year is committed to development of such compound during each of the first two years of development of such compound. In addition, retinoid products acquired by Ligand or Allergan from third parties may be commercialized by Ligand or Allergan, as the case may be, so long as such product was being commercially sold or is a product for which an application to market has been filed in the United States or other major market country at the time of its licensing or acquisition. See "-- Potential Competition from Allergan and Ligand."

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 (Continued)

RISKS AND UNCERTAINTIES (Continued)

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

Allergan Ligand Retinoid Therapeutics, Inc.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        - Exhibits
            (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit 27.  Financial Data Schedule

        -     Reports on Form 8-K.

                 A Current Report on Form 8-K dated September 24, 1997 was filed with the Commission on October 9, 1997 reporting the exercise of the Stock Purchase Option and Asset Purchase Option by Ligand and Allergan, respectively.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1997             ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.


                                     /s/ Dwight J. Yoder
                                     -----------------------------------
                                     Dwight J. Yoder
                                     Chief Financial Officer
                                     and Duly Authorized Officer